Form 10-Q
period 1996-04-27
VERMONT PURE HOLDINGS LTD
filed 1996-06-11
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 27, 1996
                           Commision File No. 0-25686

                           VERMONT PURE HOLDINGS, LTD

             (Exact name of registrant as specified in its charter)

                               Delaware 06-1325376
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                     Route 66; PO Box C; Randolph, VT 05060
               (Address of principal executive offices) (Zip Code)

                                  (802)728-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
    Class                                                   June 7, 1996

Common Stock, $.001 Par Value                                9,678,268

                                    VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                                       INDEX

                                                                                        Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as at
                           April 27, 1996 (unaudited) and
                           October 28, 1995                                                        3

                           Consolidated Statements of Operations
                           (unaudited) for the Three Months and Six Months
                           ended April 27, 1996 and April 29, 1995                                 4

                           Consolidated Statement of Cash Flows
                           (unaudited) for the Six Months Months ended
                           April 27, 1996 and April 29, 1995                                       5

                           Notes to Consolidated Financial Statements
                           (unaudited)                                                         6 - 7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                                          8 - 10

Part II - Other Information                                                                       11

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                           Signature                                                             12

                                VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                        CONSOLIDATED BALANCE SHEET

                                                                           April 27,          October 28,
                                                                             1996                1995
                                                                        ----------------    ----------------
                                                                          (Unaudited)

                                                  ASSETS

CURRENT ASSETS:
   Cash                                                                        $937,102          $1,543,260
   Accounts receivable                                                        1,021,012             800,881
   Inventory                                                                    856,388             949,570
   Other current assets                                                          63,203             144,162
                                                                        ----------------    ----------------

     TOTAL CURRENT ASSETS                                                     2,877,705           3,437,873
                                                                        ----------------    ----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                      5,679,395           5,659,191
                                                                        ----------------    ----------------


OTHER ASSETS:
   Intangible assets - net of accumulated amortization                           23,198              68,900
   Other assets                                                                 113,539             100,580
                                                                        ----------------    ----------------
                                                                                136,737             169,480
                                                                        ----------------    ----------------

                                                                             $8,693,837          $9,266,544
                                                                        ================    ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $839,327            $622,147
   Customer deposits                                                            178,839             154,160
   Accrued expenses                                                             383,048             382,791
   Line of credit                                                               577,588                   0
   Current portion of long term debt                                            130,216             210,216
   Current portion of obligations under capital lease                           221,250             221,250
                                                                        ----------------    ----------------

     TOTAL CURRENT LIABILITIES                                                2,330,268           1,590,564

   Long term debt                                                             1,564,480           1,679,589
   Obligations under capital lease                                              221,250             202,565
                                                                        ----------------    ----------------

     TOTAL LIABILITIES                                                        4,115,998           3,472,718
                                                                        ----------------    ----------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value, authorized                                     9,678               9,678
     20,000,000 shares, 9,678,268 issued and outstanding
     at October 28, 1995 and April  27, 1996
   Paid in capital                                                           21,399,420          21,399,420
   Accumulated deficit                                                      (16,831,259)        (15,615,272)
                                                                        ----------------    ----------------

     TOTAL STOCKHOLDERS' EQUITY                                               4,577,839           5,793,826
                                                                        ----------------    ----------------

                                                                             $8,693,837          $9,266,544
                                                                        ================    ================

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                   Six months ended                    Three months ended
                                                        ---------------------------------------------------------------------------
                                                           April 27,          April 29,           April 27,          April 29,
                                                             1996                1995               1996                1995
                                                        ----------------   -----------------   ----------------   -----------------
SALES                                                        $3,585,121          $3,080,040         $2,315,090          $2,016,457

COST OF GOODS SOLD                                            2,117,717           1,849,700          1,326,482           1,163,707
                                                        ----------------   -----------------   ----------------   -----------------

GROSS PROFIT                                                  1,467,404           1,230,340            988,608             852,750
                                                        ----------------   -----------------   ----------------   -----------------

OPERATING EXPENSES:
    Selling, general and administrative expense               1,645,742           1,654,246            859,586             837,095
    Advertising expenses                                        941,301           1,320,251            537,457             644,114
    Amortization                                                 45,702              45,702             22,851              22,851
    Non-cash imputed stock compensation                               0              (9,548)                 0              (9,422)
                                                        ----------------   -----------------   ----------------   -----------------

TOTAL OPERATING EXPENSES                                      2,632,745           3,010,651          1,419,894           1,494,638
                                                        ----------------   -----------------   ----------------   -----------------

(LOSS) FROM OPERATIONS                                       (1,165,341)         (1,780,311)          (431,286)           (641,888)
                                                        ----------------   -----------------   ----------------   -----------------

OTHER INCOME (EXPENSE):
    Interest - net                                              (53,847)           (101,994)           (31,578)            (40,193)
    Miscellaneous                                                 3,200             (24,848)             4,035             (17,688)
                                                        ----------------   -----------------   ----------------   -----------------

TOTAL OTHER INCOME (EXPENSE)                                    (50,647)           (126,842)           (27,543)            (57,881)
                                                        ----------------   -----------------   ----------------   -----------------

NET (LOSS)                                                  ($1,215,988)        ($1,907,153)         ($458,829)          ($699,769)
                                                        ================   =================   ================   =================

NET (LOSS) PER SHARE                                             ($0.13)             ($0.21)            ($0.05)             ($0.07)
                                                        ================   =================   ================   =================

Weighted Average Shares Used in Computation                   9,678,268           9,011,601          9,678,268           9,678,268
                                                        ================   =================   ================   =================

                                               4

                                     VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (UNAUDITED)

                                                                                          Six months ended
                                                                                 ------------------------------------
                                                                                    April 27,          April 29,
                                                                                      1996                1995
                                                                                 ----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          ($1,215,988)        ($1,907,153)
   Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation                                                                        284,204             211,849
     Amortization                                                                         45,702              45,702
     (Gain) loss on disposal of property and equipment                                    (4,205)              2,435
      Non cash imputed stock compensation                                                      0              (9,422)
                                                                                 ----------------   -----------------
                                                                                        (890,287)         (1,656,589)

   Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable                                         (220,131)           (749,998)
     (Increase) Decrease in inventory                                                     93,182             163,013
     (Increase) Decrease in other current assets                                          80,959              85,114
     (Increase) Decrease in other  assets                                                (12,959)             26,944
     (Decrease) Increase in accounts payable                                             217,180            (124,413)
     (Decrease) Increase in customer deposits                                             24,679              24,202
     (Decrease) Increase in accrued expenses                                                 257            (421,808)
                                                                                 ----------------   -----------------

CASH USED IN OPERATING ACTIVITIES                                                       (707,120)         (2,653,535)
                                                                                 ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                            (210,692)           (284,856)
   Proceeds from sale of fixed assets                                                      5,117               5,500
                                                                                 ----------------   -----------------
CASH USED IN INVESTING ACTIVITIES                                                       (205,575)           (279,356)
                                                                                 ----------------   -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                          577,588             (21,400)
   Proceeds from debt                                                                    140,000                   0
   Principal payments of debt                                                           (411,051)           (216,361)
   Sale of common stock                                                                        0           4,315,208
   Repurchase of stock options                                                                 0             (96,750)
                                                                                 ----------------   -----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                    306,537           3,980,697
                                                                                 ----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                         (606,158)          1,047,806

CASH - Beginning of period                                                             1,543,260           1,019,709
                                                                                 ----------------   -----------------

CASH  - End of period                                                                   $937,102          $2,067,515
                                                                                 ================   =================



Cash paid for interest                                                                  $101,846            $134,026
                                                                                 ================   =================

                                                                 5

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-K for the year ended October 28, 1995.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-K and Annual Report for the year ended October 28, 1995.

2.       CONTINGENCIES

         A. Former Distributor
         In August 1994, an action was brought by a former distributor alleging that the Company breached an oral distribution arrangement by terminating its relationship, refusing to continue to supply it with the Company's products and by allowing another distributor to sell the Company's product within its alleged territory. The distributor is seeking monetary damages and injunctive relief. The Company has certain defenses against the claim and counterclaims which it will assert against the distributor at the appropriate time.

         B. Former Employees
         In March 1, 1996 the Company brought suits against two former employees alleging that they had breached their contracts with the Company. The suits seek injunctive relief and damages. On April 1, 1996 the Company was granted a preliminary injunction in Vermont Superior Court that prevented these employees from pursuing a competitive venture with the Company. A future hearing will address the permanency of the induction. Subsequently, both employees filed counterclaims against the Company seeking monetary damages. The Company has certain defenses arising out of its claims against the employees that it will assert when necessary.

3.       LONG TERM DEBT

         On April 26, 1996 the Company renewed its line of credit with the Chittenden Bank which was scheduled to expire on May 31, 1996. The terms and conditions were substantially unchanged from the previous agreement. On the same date, the Company entered into a note with Chittenden to borrow up to $1,250,000 to purchase assets from the Happy Ice Corporation . The note requires monthly principal payments of $10,420 plus accrued interest at the prime rate plus 1.75% per annum with the balance due of $875,000 on May 1, 1999. The Company borrowed $1,150,000 on the note on May 1, 1996 and expects to borrow the balance at a future date. In addition, the Company entered into three notes with the seller, one for $100,000 due in full on June 30, 1996 with no interest, a second for $200,000, at 8% annual interest, with equal principal payments due on May 1, 1997-2000, and a third for up to $200,000 (based on the performance of the acquired assets) due in full on May 1, 1999 with accrued interest at 8% per annum.

4.       SUBSEQUENT EVENT

         On May 1, 1996 Vermont Pure Springs completed the purchase of the assets of the Happy Spring Water division of the Happy Ice Corporation based in Buffalo, New York, a company that offers Home and Office delivery of spring water and related products throughout the Western New York area. The Company plans to distribute its Vermont Pure Natural Spring Water through these existing channels. Sales for the division were $2.1 million in 1995.

PART I - Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-K for the year ended October 28, 1995.

                             Results of Operations

Sales for the first half of 1996 were $3,585,121, 16% over the $3,080,040 reported for the same period last year. Sales for the three month period ended April 27, 1996 increased 15% or $298,633 compared to same quarter in 1995, from $2,016,457 to $2,315,090. The increase in sales was attributable to greater consumer awareness in existing markets. The rate of sales growth in the Metropolitan New York City market has been below the Company's expectations because of a prolonged reorganization of the distribution system of its major customer. The Company expects, but can give no assurances, that the distributor will be successful in executing this change over the next year resulting in an increase in the rate of sales growth in the area.

For the first six months, Cost of Goods Sold increased from $1,849,700 in 1995 to $2,117,717 in 1996 resulting in gross margins of $1,230,340, or 40% of sales, and $1,467,404, or 41% of sales for the respective periods. Cost of goods sold for the second quarter of 1996 compared to the same period a year ago were $1,326,482 and $1,163,707, respectively, and gross profit was $988,608 or 43% of sales and $852,750 or 42% of sales, respectively. The increase in gross profit of $237,064 and $135,858 is due to increased volume which lowers the per unit production cost of the product and lower raw material costs, specifically for PETE bottles. Although the Company has benefited from a considerable decrease in raw material pricing over the last half of 1996, the market remains volatile and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross margin.

For the six month period ended April 27, 1996 compared to the comparable period in 1995, total operating expenses were $2,632,745 and $3,010,651, respectively, a decrease of $377,906, or 13%. For the three month periods ending the same times operating expenses were $1,419,894 and $1,494,638, a decrease of $74,744, or 5%, respectively. Selling, general and administrative expenses decreased by $8,504 for the first half and increased $22,491 for the second quarter as a result of consolidation of administrative expenses while supporting increasing sales volume. Advertising expenses decreased by $378,950, or 29%, for the first six months and $106,657, or 17%, for the quarter. Reduced event sponsorship costs and media costs accounted for the most significant portion of this decrease. The Company anticipates however, that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration.

Loss from operations for the six month period ended April 27, 1996 was $1,165,341, as compared to $1,780,311 for the same period last year, a decrease of $614,970 or 35%. For the quarter, loss from operations decreased $210,602, or 33%, from $641,888 to $431,286. The losses are attributable to the continuing high level of expenses associated with penetration of new markets and establishing brand recognition. These expenses exceed the margin the Company makes on its sales, particularly during the winter months. The significantly reduced losses from a year earlier was a direct result of a decrease in administrative, selling, and advertising expenses.

The Company's net loss for the first half of 1996 was $1,215,988 compared to $1,907,153 for the same period last year, a decrease of $691,165 or 36%. The net loss for the three months ending April 27, 1996 was $458,829 compared to $699,769 for the comparable period last year. Net interest expense decreased significantly from a year earlier as a result of decreased borrowing to fund operations through a bank line of credit and lower borrowing rates and an increase in interest income because of higher investment yields.


                        Liquidity and Capital Resources

As of April 27, 1996, the Company had working capital of $547,437 compared to $1,847,309 at the end of its fiscal year on October 28, 1995. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration and expand sales and acquire operating assets needed to accommodate the growth of the business. These requirements will result in continued net cash outflows until sales increase sufficiently to offset the Company's operating costs.

The decrease in working capital of $1,299,872 reflects the use of cash to fund the operating loss. On April 27, 1996 the Company had borrowed $577,588 on its line of credit. The maximum available to borrow as of that date was $763,047, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus 1.75%, which is currently 10.00% per annum. The loan facility is secured by all the inventory, receivables and intangible assets of the Company. It was renewed on April 26, 1996 under the terms of the original agreement and expires June 1, 1997. In addition, during the quarter the Company made a commitment to borrow up to $1,250,000 to make an acquisition of the assets of the spring water division of the Happy Ice Corporation in Western New York. The note matures May 1, 1999 and requires principal payments of $10,420 a month, plus accrued interest at the prime rate plus 1.75% per annum, with the balance of $875,000 due on the date of maturity. It is secured by substantially all of the acquired assets as well as the collateral for the line of credit discussed above. The total purchase price of the business was up to $1,650,000 based on the performance of the acquired assets. On May 1, 1996 the Company borrowed $1,150,000 on the Chittenden note and expects to draw down the balance in the future. In addition, it arranged notes with the seller for up to $500,000 principal and interest payments at various dates from June 30, 1996 through May 1, 2000.

The Company anticipates that it has adequate working capital for at least the next year. Although the Company has reduced its cash usage considerably over the last year, it may become necessary for it to seek additional sources of working capital later in 1996. If this is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

PART II - Other Information

Item 1 - Legal Proceedings

         In February 1996, the Company commenced an action entitled Vermont Pure Springs, Inc vs. Robert Beattie and John Maguire in Orange Superior Court in the State of Vermont. The court assigned the case Docket No. S-33-2-96 Occv. The Company alleged that the defendants, who were former employees of the Company, breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996, the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Spring, or disclosing any confidential information of the Company to a third party. The court denied the Company's request for a writ of attachment. Defendant Maguire has filed a counterclaim and a third party complaint against the Company's president and Vermont Pure Holdings, LTD seeking compensatory damages and punitive damages of not less than $250,000 and attorney's fees for alleged breach of contract and unfair trade competition. Defendant Beattie has filed a counterclaim seeking unspecified damages and attorney's fees. The case is in the discovery phase and it is unclear when it will proceed to a trial on the merits. The Company does not believe that the counterclaims have any merit and intends to pursue the litigation and defend itself vigorously.

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         On May 15, 1996 the Company filed a report on Form 8-K to report, under
         Item 2, the acquisition of certain assets of the Happy Ice Corporation in Buffalo, New York.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: June 7, 1996
       Randolph, Vermont




                               VERMONT PURE HOLDINGS, LTD.




                               By:   /s/ Bruce S. MacDonald
                                     Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                      Financial Officer)