Form 10-Q
period 1996-07-27
VERMONT PURE HOLDINGS LTD
filed 1996-09-10
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 27, 1996
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

                                                             Outstanding at
           Class                                             September 10, 1996

Common Stock, $.001 Par Value                                   9,678,268

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                      INDEX

                                                                                Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheet as at
                           July 27, 1996 (unaudited) and
                           October 28, 1995                                     3

                           Consolidated Statement of Operations
                           (unaudited) for the Three Months and Nine Months
                           ended July 27, 1996 and July 29, 1995                4

                           Consolidated Statement of Cash Flows
                           (unaudited) for the Nine Months Months ended
                           July 27, 1996 and July 29, 1995                      5

                           Notes to Consolidated Financial Statements
                           (unaudited)                                          6 - 8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                            9 - 11

Part II - Other Information                                                     12

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                           Signature                                            13

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                   July 27,                  October 28,
                                                                     1996                       1995
                                                               -----------------           ----------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash                                                                $807,545                 $1,543,260
   Accounts receivable                                                1,974,505                    800,881
   Inventory                                                            904,656                    949,570
   Other current assets                                                 189,076                    144,162
                                                               -----------------           ----------------

TOTAL CURRENT ASSETS                                                  3,875,782                  3,437,873
                                                               -----------------           ----------------

PROPERTY AND EQUIPMENT- net of accumulated depreciation               5,838,969                  5,659,191
                                                               -----------------           ----------------

OTHER ASSETS
   Intangible assets - net of accumulated amortization                1,304,355                     68,900
   Other assets                                                         102,464                    100,580
                                                               -----------------           ----------------
                                                                      1,406,819                    169,480
                                                               -----------------           ----------------

                                                                    $11,121,570                 $9,266,544
                                                               =================           ================


                     LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $975,221                   $622,147
   Accrued Expenses                                                     635,617                    382,791
   Deposits                                                             591,053                    154,160
   Line of credit                                                       530,303                          0
   Current portion of long term debt                                    323,420                    210,216
   Current portion of obligations under capital lease                   229,908                    221,250
                                                               -----------------           ----------------

   TOTAL CURRENT LIABILITIES                                          3,285,522                  1,590,564

   Long term debt                                                     2,615,296                  1,679,589
   Obligations under capital lease                                      337,227                    202,565
                                                               -----------------           ----------------
   TOTAL LIABILITIES                                                  6,238,045                  3,472,718
                                                               -----------------           ----------------

STOCKHOLDERS' EQUITY
   Common stock - $.001 par value, authorized                             9,678                      9,678
    20,000,000 shares, 9,678,268 issued and outstanding
    at October 28, 1995 and July 27, 1996
   Paid in capital                                                   21,399,420                 21,399,420
   Accumulated deficit                                              (16,525,573)               (15,615,272)
                                                               -----------------           ----------------

  TOTAL STOCKHOLDERS' EQUITY                                          4,883,525                  5,793,826
                                                               -----------------           ----------------

                                                                    $11,121,570                 $9,266,544
                                                               =================           ================


                                     3
                       See notes to financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                   (UNAUDITED)

                                                                   Nine months ended                   Three months ended
                                                         ---------------------------------------------------------------------------
                                                              July 27,           July 29,            July 27,            July 29,
                                                               1996               1995                1996                1995
                                                         ----------------   ----------------    ----------------   -----------------

SALES                                                         $8,410,563         $6,020,576          $4,825,442          $2,940,536

COST OF GOODS SOLD                                             4,421,337          3,588,450           2,303,620           1,738,750
                                                         ----------------   ----------------    ----------------   -----------------

GROSS PROFIT                                                   3,989,226          2,432,126           2,521,822           1,201,786
                                                         ----------------   ----------------    ----------------   -----------------

OPERATING EXPENSES:
            Selling, general and administrative expense        2,990,499          2,505,638           1,344,757             860,940
            Advertising expenses                               1,685,576          2,027,144             744,275             706,893
            Amortization                                         105,819             68,553              60,117              22,851
                                                         ----------------   ----------------    ----------------   -----------------

TOTAL OPERATING EXPENSES                                       4,781,894          4,601,335           2,149,149           1,590,684
                                                         ----------------   ----------------    ----------------   -----------------

PROFIT (LOSS) FROM OPERATIONS                                   (792,668)        (2,169,209)            372,673            (388,898)
                                                         ----------------   ----------------    ----------------   -----------------

OTHER INCOME (EXPENSE):
            Interest - net                                      (119,572)          (133,446)            (65,725)            (31,452)
            Miscellaneous                                          1,939            (27,840)             (1,261)             (2,992)
                                                         ----------------   ----------------    ----------------   -----------------

TOTAL OTHER INCOME (EXPENSE)                                    (117,633)          (161,286)            (66,986)            (34,444)
                                                         ----------------   ----------------    ----------------   -----------------

NET  INCOME (LOSS)                                             ($910,301)       ($2,330,495)           $305,687           ($423,342)
                                                         ================   ================    ================   =================

NET INCOME (LOSS) PER SHARE                                       ($0.09)            ($0.25)              $0.03              ($0.04)
                                                         ================   ================    ================   =================

Weighted Average Shares Used in Computation                    9,678,268          9,233,823           9,678,268           9,678,268
                                                         ================   ================    ================   =================



                                     4
                        See notes to financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                     Nine months ended
                                                                                            ------------------------------------
                                                                                                 July 27,           July 29,
                                                                                                  1996               1995
                                                                                            -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                               ($910,301)       ($2,330,495)
            Adjustments to reconcile net loss to net cash from operating activities:
              Depreciation                                                                           448,590            317,772
              Amortization                                                                           105,819             68,553
              Loss on disposal of property and equipment                                               2,366              4,869
              Non cash imputed stock compensation                                                          0             (9,548)
                                                                                            -----------------   ----------------
                                                                                                    (353,526)        (1,948,849)

            Changes in assets and liabilities (net of effects of acquisition):
              (Increase) Decrease in accounts receivable                                            (947,393)        (1,170,282)
              (Increase) Decrease in inventory                                                        68,416            224,242
              (Increase) Decrease in other current assets                                            (44,914)            98,007
              (Increase) Decrease in other  assets                                                    48,114             44,685
              (Decrease) Increase in accounts payable                                                272,511            (73,448)
              (Decrease) Increase in accrued expenses                                                243,569           (240,809)
              (Decrease) Increase in deposits                                                        227,169             38,979
                                                                                            -----------------   ----------------

CASH USED IN OPERATING ACTIVITIES                                                                   (486,054)        (3,027,475)
                                                                                            -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant and equipment                                               (318,281)          (362,954)
            Proceeds from sale of fixed assets                                                        42,116              9,100
            Cash expended for acquisition                                                         (1,240,677)                 0
                                                                                            -----------------   ----------------
CASH USED IN INVESTING ACTIVITIES                                                                 (1,516,842)          (353,854)
                                                                                            -----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from line of credit                                                             530,304            102,445
            Proceeds from debt                                                                     1,290,000                  0
            Principal payments of debt                                                              (553,123)          (330,585)
            Sale of common stock                                                                           0          4,315,208
            Repurchase of stock options                                                                    0            (96,750)
                                                                                            -----------------   ----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                              1,267,181          3,990,318
                                                                                            -----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                                     (735,715)           608,989

CASH - Beginning of period                                                                         1,543,260          1,019,709
                                                                                            -----------------   ----------------

CASH  - End of period                                                                               $807,545         $1,628,698
                                                                                            =================   ================


Cash paid for interest                                                                              $177,485           $188,055

                                                                                            =================   ================

                                     5
                        See notes to financial statements

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

         B. Former Employees
         On March 1, 1996 the Company brought suits against two former employees alleging that they had breached their agreements with the Company. The suits seek permanent injunctive relief and damages. On April 1, 1996 the Company was granted a preliminary injunction by the Vermont Superior Court preventing them from pursuing ventures competitive to the Company. A future hearing will address the permanency of the injunction. Subsequently, both defendants filed counterclaims against the Company seeking monetary damages. The Company has defenses to these counterclaims arising out of its claims against the defendants that it will assert.

3.       ACQUISITION

         On May 1, 1996 the Company completed the acquisition of selected assets and liabilities of the Happy Ice Corporation in Buffalo, NY. The general terms of the acquisition were outlined in Form 8-K, under item 2, filed on May 15, 1996. The transaction was governed by an Asset and Purchase Agreement which was filed with Form 8-K.

         The following table summarizes the acquisition in financial terms:

         Purchase Price                                                             $1,450,000
         Acquisition Costs                                                              90,677
         Fair Value of Tangible and Identifiable Intangible Assets Acquired           (742,657)
         Liabilities Assumed                                                           340,324
         Goodwill                                                                   $1,138,344

         Goodwill is amortized over a 30 year term. Identifiable intangible assets consist of customer lists valued at $252,929 and are amortized over 3 years.

         The assets purchased had been used by Happy Ice to distribute spring water and ancillary products in the Buffalo and Rochester areas of Western New York. The Company plans to continue to use the assets to distribute its Vermont Pure Spring Water brand to homes and offices throughout the region. On August 8, 1996 the Company commenced changing the water distributed in that area from the Happy to Vermont Pure brand. Sales of Happy Spring Water for 1995 were $2.1 million. Sales attributable to the acquired division for the quarter were $543,181. Liabilities assumed in the acquisition included accounts payable and customer deposits. Additionally, the Company entered into agreements at the date of purchase to assume leases from the seller with various terms for buildings and equipment used in the normal course of business.

 4.         LONG TERM DEBT

         On April 26, 1996, the Company entered into a note with the Chittenden Bank to borrow up to $1,250,000 to purchase assets from the Happy Ice Corporation . The note requires monthly principal payments of $10,420 plus accrued interest at the prime rate plus 1.75% per annum with the balance of $875,000 due on May 1, 1999. The Company borrowed $1,150,000 on the note on May 1, 1996 and expects to borrow the balance at a future date. In addition, the Company entered into three notes with the seller, one for $100,000 due in full on June 30, 1996 with no interest, a second for $200,000, at 8% annual interest, with equal principal payments due on May 1, 1997-2000, and a third for up to $200,000 (based on the performance of the acquired assets) due in full on May 1, 1999 with accrued interest at 8% per annum. As of September 10, 1996 only $50,000 of the note due to the seller on June 30 had been paid because certain contingencies, as stated in the Asset and Purchase Agreement had not yet been met.

5.       STOCK OPTIONS

         During the current fiscal year, the company has granted 225,000 stock options to officers and directors, 155,000 under the 1993 Performance Equity Plan and 70,000 outside the plan. These options were issued at the market price on the date of grant and have various vesting schedules ranging from 1996 through 1999. No other options have been granted during the year.

6.       INCOME/(LOSS) PER SHARE

         Income/(Loss) per share is based on the weighted average of common shares and dilutive common share equivalents outstanding during the respective period.

PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-K for the year ended October 28, 1995. Reference is also made to the Company's Form 8-K filed May 15, 1996.

                              Results of Operations

Sales for the first nine months of 1996 were $8,410,563, an increase of $2,389,987 or 40%, over the $6,020,576 reported for the same period last year. Sales for the three month period ended July 27, 1996 increased $1,884,906 or 64%, from $2,940,536 to $4,825,442. Part of the increase in sales was attributable to the acquisition of a new home and office delivery business in western New York at the beginning of the quarter. Total sales for the new division for the quarter were $543,181. Excluding these sales, the increase in sales for the year to date and quarter in 1996 over the prior year were 31% and 46%, respectively. In addition to the acquisition, the Company has been successful in expanding home and office distribution to new markets in New England through outside distributors. Otherwise, the increase in sales was attributable to greater consumer awareness in existing core markets, development of a secondary label, and expansion into new markets with retail- size products.

For the first nine months, Cost of Goods Sold increased from $3,588,450 in 1995 to $4,421,337 in 1996 resulting in gross margins of $2,432,126, or 40% of sales, and $3,989,226, or 47% of sales for the respective periods. Cost of goods sold for the third quarter of 1996 compared to the same period a year ago were $2,303,620 and $1,738,750, respectively, and gross profit was $2,521,822 or 52%
of sales and $1,201,786 or 41% of sales, respectively. The increases in gross profit of $1,557,100 and $1,320,036 are due to increased volume which lowers the per unit production cost of the product and lower raw material costs, specifically for PETE bottles. Although the Company has benefited from a considerable decrease in raw material pricing over the last 9-12 months, the market remains volatile and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross margin.

For the nine month period ended July 27, 1996 compared to the same period in 1995, total operating expenses were $4,781,894 and $4,601,335, respectively, an increase of $180,559, or 4%. For the three month periods ending the same times, operating expenses were $2,149,149 and $1,590,684, respectively, an increase of $558,465, or 35%.
Exclusive of the acquisition made in the quarter, total operating expenses decreased by 7% for the year and increased by 4% for the quarter. Selling, general and administrative expenses increased by $484,861 for the first nine months and increased $483,817, or 56%, for the third quarter. The increase in these costs were due to the operation of the new division in western New York. In addition to ongoing selling and administration expenses, there were additional startup and conversion costs for the organization of the new division. Total selling, general, and administrative expenses associated with this division were $492,065 for the quarter. Exclusive of this amount, selling, general, and administrative expenses decreased by 1% for the year to date and quarter, respectively. Advertising expenses decreased by $341,568, or 17%, for the first nine months and increased $37,382, or 5%, for the quarter. Reduced event sponsorship costs and media costs accounted for the most significant portion of the decrease for the year to date. Promotional costs related to increased volume were responsible for increased costs for the quarter. The Company anticipates however, that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration.

Loss from operations for the nine month period ended July 27, 1996 was $792,668, as compared to $2,169,209 for the same period last year, a decrease of $1,376,541 or 63%. For the quarter, the Company had a profit from operations of $372,673 compared to a loss of $388,898 for the third quarter of 1995, an improvement of $761,571. The profit for the quarter is attributable to a 64% increase in sales coupled with a decrease in packaging and advertising costs. The profit for the quarter and loss for the year to date are a reflection of the seasonality of the business. To become profitable for an entire year the Company must continue to grow sales, especially in the traditionally lower volume winter months. To do this, the Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a higher margin, less cyclical business. No assurance can be given that this plan will be successful.

The Company's net loss for the first nine months of 1996 was $910,301 compared to $2,330,495 for the same period last year, an improvement of $1,420,194 or 61%. The net income for the three months ending July 27, 1996 was $305,687 compared to a loss of $423,342 for the comparable period last year, an improvement of $729,029. Net interest expense decreased for the nine months from a year earlier as a result of decreased borrowing to fund operations through a bank line of credit and lower borrowing rates and an increase in interest income because of higher investment yields. Interest expense increased for the quarter as a result of the increased debt associated with the acquisition during the quarter.


                         Liquidity and Capital Resources

     As of July 27, 1996, the Company had working capital of $590,260 compared to $1,847,309 at the end of its fiscal year on October 28, 1995. Largely as a result of the reduction in the net loss for the nine months ending July 27, 1996, cash flow from operations showed a significant improvement in the 1996 nine month period as compared to the same period in 1995. The net cash outflow improved to $486,054 from $3,027,475 for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration and expand sales and acquire operating assets needed to accommodate the growth of the business. These requirements will result in continued net cash outflows until sales increase sufficiently to offset the Company's operating costs.

The decrease in working capital of $1,257,049 reflects the use of cash to fund the operating loss and purchase equipment as well as short term classification of scheduled debt repayment. Specifically, working capital needs for the current quarter were required to cover receivables increases driven by the increase in sales and to purchase and re-start the new division. On July 27, 1996 the Company had borrowed $530,304 on its line of credit. The maximum available to borrow as of that date was $902,690, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus 1.75%, which is currently 10.00% per annum. The loan facility is secured by all the inventory, receivables and intangible assets of the Company. It was renewed on April 26, 1996 under the terms of the original agreement and expires June 1, 1997. The Company made a commitment to borrow up to $1,250,000 to make the acquisition of the assets of the spring water division of the Happy Ice Corporation in Western New York. As of September 10, 1996, the Company had drawn down $1,200,000 from this loan. The note matures May 1, 1999 and requires principal payments of $10,420 a month, plus accrued interest at the prime rate plus 1.75% per annum, with the balance of $875,000 due on the date of maturity. It is secured by substantially all of the acquired assets as well as the collateral for the line of credit discussed above. The total purchase price of the business under the agreement was up to $1,650,000, a certain portion of which is contingent on the performance of the acquired assets. The balance of the purchase price was financed through notes to the Happy Ice Corporation, one for $100,000 due in full on June 30, 1996 with no interest, a second for $200,000, at 8% annual interest, with equal principal payments due on May 1, 1997-2000, and a third for up to $200,000 (based on the performance of the acquired assets) due in full on May 1, 1999 with accrued interest at 8% per annum. As of September 10, 1996 only $50,000 of the note due to the seller on June 30 had been paid because certain contingencies, as stated in the Asset and Purchase Agreement had not yet been met

The Company anticipates that it has adequate working capital for at least the next year. Although the Company has reduced its cash usage considerably over the last year, it may become necessary for it to seek additional sources of working capital later in 1996. If this is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

PART II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         On May 15, 1996, the Company filed a report on Form 8-K to report, under Item 2, the acquisition of certain assets of the Happy Ice Corporation in Buffalo, New York.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            September 10, 1996
                  Randolph, Vermont



                           VERMONT PURE HOLDINGS, LTD.




                                    By: Bruce S. MacDonald
                                    -----------------------
                                    Bruce S. MacDonald
                                    Vice President, Chief Financial Officer
                                   (Principal Accounting Officer and Principal
                                    Financial Officer)