Form 10KSB
VERMONT PURE HOLDINGS LTD
filed 1997-01-24
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-KSB


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended October 26, 1996
      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ___________ to ___________

                        Commission File Number 0-25686

                          VERMONT PURE HOLDINGS, LTD.
                         ----------------------------
               (Exact name of small business issuer in its charter)


              Delaware                                     06-1325376
-----------------------------------              ------------------------------
   (State or other jurisdiction of               I.R.S. Employer Identification
    incorporation or organization                           Number

     P.O. Box C, Route 66, Catamount Industrial Park, Randolph, Vermont 05060
     ------------------------------------------------------------------------
          (Address of principal executive offices and zip code)

          Issuer's telephone number, including area code: (802) 728-3600

Securities registered pursuant to Section 12(b) of the Act:

         None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.001 per share
                       (Title of Class)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Issuer's revenues for the most recent fiscal year were $11,878,829.

Based on the last sale at the close of business on January 20, 1997, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $24,753,155.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 9,678,268 on January 20, 1997.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

Documents incorporated by reference: None.

                       Exhibit Index is located on page 25

ITEM 1.           BUSINESS.

     The Company bottles, markets and distributes natural spring water under the "Vermont Pure(TM)" and "Hidden Spring(R)" brands to the consumer, natural foods and home/office markets. The Company sells to the consumer and natural food markets primarily in the New England, Mid-Atlantic and Mid-Western states while it sells to the home/office market primarily in Vermont and parts of Northern New York, Massachusetts and New Hampshire.

Industry Background

     Bottled water has been the fastest growing segment of the beverage industry for the last 10 years. According to the May 1996 edition of "Bottled Water in the United States," a study prepared by the Beverage Marketing Corporation, total bottled water consumption in the United States has more than tripled from 1983 to 1995. Annual consumption increased from 2.8 gallons per capita in 1980 to 11.0 gallons per capita in 1995, and it is projected to reach 14.2 gallons per capita by the year 2000. Bottled water volume in the United States has grown significantly, increasing from the approximately 1.1 billion gallons in 1984 to approximately 2.9 billion gallons in 1995; from approximately $1.3 billion in sales in 1984 to over $3.3 billion in 1995.

     The bottled water market may be divided into two distinct categories: non-sparkling (still or non-carbonated water) which accounts for approximately 80% of bottled water sales and sparkling (carbonated) which accounts for approximately 20% of bottled water sales. All of the Company's natural spring water products are in the non-sparkling category.

     The Company believes that the development and continued growth of bottled water markets since the early 1980's is in reaction to growing public awareness of, and fears about, environmental pollution and of the effect on many municipal water sources of lead, carcinogenic chemical by-products from over-chlorination, toxic waste dumps, landfills and bacterial contamination. In addition, the Company believes that consumers perceive bottled water as a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee, tea, juices and juice products. The Company anticipates that sales of bottled water will continue to grow as increased health and fitness consciousness, alcohol moderation and caffeine and sodium avoidance continue to influence consumer choice.

Company Background

     The Company acquired the business of Vermont's Hidden Spring, Inc., a local Vermont bottled water company, in July 1991. The assets included one spring on
1.7 acres of land, a 10,000 square foot office facility and bottling plant in Randolph, Vermont and the "Vermont's Hidden Spring" brand. Since the acquisition, the Company acquired additional springs on approximately 65 acres of land and built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, Vermont.

     Immediately after the acquisition of the business of Vermont's Hidden Spring, Inc., the Company developed a new brand under the label, "Vermont Pure(TM)." The "Vermont Pure(TM)" brand is positioned as a premium brand for the general consumer market with a wide distribution in supermarkets, convenience stores and other consumer outlets. The Company has focused on distributing the "Vermont Pure(TM)" brand in the New England and Mid-Atlantic regions since 1991, and more recently the Company has expanded its distribution into the Northern Virginia - Washington, D.C. - Baltimore metropolitan and the Northern Mid-Western markets.

     The Company retained its original product tradename, "Vermont's Hidden Spring," and subsequently modified it to "Hidden Spring(R)" The Company currently uses this brand name for spring bottled water marketed to the natural food market.

     Because the home/office bottled water distribution industry is a fragmented yet solid part of the bottled water market and generates margins and cash flows that compare favorably with consumer bottled water, since the mid-1990's, the Company has sought to expand home/office distribution in its home market of Vermont and more recently developed and expanded a share of the Northern New York, Massachusetts and New Hampshire home/office markets. In May 1996, the Company through its wholly owned subsidiary, Vermont Pure Springs Inc. ("Springs"), purchased certain assets of the spring water division of Happy Ice Corporation ("HIC") used in the bottling, sale and distribution of spring water in three and five gallon bottles, the rental of water coolers and coffee dispensers and sale of coffee, tea and hot beverage supplies for home and office customers. In addition, Springs assumed a lease for a distribution warehouse in Buffalo, New York. The market and distribution area for these products is in Buffalo, Syracuse, Rochester and Western New York.

Description of Water Sources

     The primary sources of the natural spring water used by the Company are springs located on the Company's properties in Randolph, Vermont. The springs are in the Green Mountain Range, just east of the gradational contact between the Waits River Formation and Gile Mountain Formation.

     Percolation through the earth's surface is Nature's best filter of water. The Company believes that the exceptionally long percolation period of natural spring water in the central Vermont area and in particular its springs assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and Ph balanced. A report of Wagner, Heindel and Noyes, Inc., consulting geologists, in Burlington, Vermont dated July 17, 1991, states as follows:

     Because water from the Vermont Pure Springs is undoubtedly a mixture of older waters and newer waters, the bracketed ages for water issuing from the springs is likely to be 8 to 20 years. The dates indicate that groundwater spends a substantial amount of time in the subsurface environment before discharging at the spring.

     Management believes that the age and extended percolation period of its natural spring water provides the natural spring water with certain distinct attributes: a purer water; noteworthy mineral characteristics including the fact that the water is sodium free and has a naturally balanced Ph; and a light, refreshing taste which contrasts to the heavy mineral taste of some imported waters.

     In addition to obtaining water from the springs it owns, the Company, from time to time, obtains bulk quantities of water from natural springs owned or operated by non-affiliated entities. The Company currently has a supply contract with one such owner under which it may obtain natural spring water in the quantities it needs, if and when required. All of such springs are approved sources for natural spring water.

     The Company is highly dependent on the integrity and existence of the natural springs from which it obtains its spring water. Natural occurrences beyond the control of the Company such as drought, earthquake, a change in the chemical or mineral content or purity of the water or environmental pollution may affect the amount and quality of the water emanating from the springs the Company uses. Any such occurrence may have an adverse impact on the business of the Company.

Products

     The Company's natural spring water is sold under the "Vermont Pure(TM)" and "Hidden Spring(R)" brands and is packaged in various bottle sizes ranging from 12 ounces to 1.5 liters and is sold in single units and plastic rings of six bottles, depending on the market to which the product is targeted. The Company has recently introduced a new bottle size of 750 ml (approximately 25 ounces) which consumer feedback indicates is a preferred container size for bottled water. The Company uses a sports cap on most of its product sizes. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles which is perceived in the market place as a high quality package. The home/office natural spring water products are sold in three and six gallon bottles. In connection with the home/office accounts, the Company also distributes coffee, tea and other hot beverage products and related supplies.

Marketing

     The Company generally markets its "Vermont Pure(TM)" products as "premium" domestic bottled water products. A premium bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, typically PET recyclable bottles and, by being classified as a natural spring water by the FDA. The Company prices its "Vermont

Pure(TM)" brand competitive to other domestic premium brands but lower than imported premium water products. The "Hidden Spring(R)" products are similarly packaged and marketed but specifically oriented to the natural food market.

     The Company markets its products by highlighting the unique characteristics of the Company's water, namely a natural spring source, purity, mineral composition and desirable taste. The Company also uses the image of the State of Vermont in its marketing and brand identification. The Company believes that products originating from Vermont have the general reputation for being pure, wholesome, trustworthy and natural. The State of Vermont also is nationally recognized as an environmentally clean and health conscious state with strict regulations protecting its natural resources.

     The Company's premium products are bottled in sleek, clear plastic PET recyclable bottles. The Company believes that this is the "ultimate" consumer bottle package because it is clean, clear, light and recyclable and generally is perceived by consumers to be upscale. The Company believes that the high quality packaging of its products enhances their image as premium domestic bottled water products.

     The Company has focused its marketing and sales activities in the eastern and mid-western United States. The Company currently distributes its products in the New England, Mid-Atlantic and Northern Mid-Western states and the Northern Virginia - Washington, D.C. - Baltimore metropolitan area. The Company also distributes its products in Arizona and, through a distributor in Puerto Rico, in the Caribbean.

     The home/office sales are generated and serviced using directly operated facilities, Company employees and Company designated distributors. The Company generally uses the "Vermont Pure(TM)" brand for this market and maintains distribution routes in its various market areas.

         Slotting Fees

     For the Company to achieve placement of its consumer products in certain supermarket chains and individual supermarket stores, it is necessary for the Company to purchase shelf space by paying slotting fees. Typically, supermarket chains and prominent local supermarkets impose these charges as a one time payment before the products are permitted in the store or chain. Slotting fees are less frequently imposed by other types of retail outlets such as individual convenience stores and delicatessens. The fees are negotiated on an individual basis. The charges represent a substantial expense to the Company in advance of any sales. No assurance can be given that the Company will be able to negotiate satisfactory arrangements for shelf space or have the capital necessary to pay slotting fees in supermarkets that would enhance its marketing and distribution efforts. In addition, if the Company's products do not sell well in a particular chain of stores or in a particular store, the chain or store may discontinue stocking the Company's products in which case the slotting fees previously paid will not be refunded. Thus, no assurance can be given that the payment of slotting fees will guarantee permanent shelf space or result in increased sales or market share.

         Advertising and Promotion

     The Company advertises its products primarily through television and radio media. In connection with this advertising, the Company uses point of sale, in-store displays, price promotions, store coupons, free-standing inserts and cooperative and trade advertising. The Company also actively promotes its products through sponsorship of various organizations and sporting events. In each year from 1991 through 1995, the "Vermont Pure(TM)" brand was designated the official water of the New York City Marathon and in 1994 and 1995, it was designated the official water of the Boston Marathon. The Company terminated its relationships with the New York City and Boston Marathons in 1996. In recent years, the Company has also sponsored professional golf and tennis events, as well as major ski areas and sports arenas.

     During the winter of 1995 and 1996, the Company participated with Cabot Creamery, the Vermont Ski Areas Association and the Vermont Department of Travel & Tourism, to execute a joint television advertising campaign. This strategic pooling of advertising dollars delivered a cost-effective media campaign in key market areas. The association with picturesque images of Vermont worked well to enhance the awareness of the "Vermont Pure(TM)" roots in the Green Mountains.

The Company is similarly exploiting co-branding opportunities. During 1996 the Company entered into an arrangement with Ben & Jerry's Homemade, Incorporated under which the Company would supply its Vermont Pure water for use in Ben & Jerry's(R) All Natural Sorbets. The "Vermont Pure(TM)" name is highlighted on all Ben & Jerry's sorbet packaging. The Company believes that the relationship proves that the quality of its water provides a "sales" opportunity to use 'Vermont Pure(TM)" as a value added ingredient in food manufacturing.

         Distribution

     The Company uses independent supermarket food brokers and beverage distributors for the distribution of its consumer products. Using brokers and distributors is typical in the beverage industry as an efficient use of capital for maximum market penetration. Food brokers promote food and beverage products and monitor product display and shelf space allocations in designated supermarkets and are compensated on a commission basis. Beverage distributors purchase the products of many companies and then wholesale them to retail chains or make bulk retail sales. Brokers and distributors generally have established relationships among local retail outlets for beverage products and facilitate obtaining shelf space. Occasionally, the Company sells its products directly to grocery store chains.

     The Company has distribution agreements for the distribution of the "Vermont Pure(TM)" brand with The Coca- Cola Bottling Company of New York, Inc. ("KONY") for parts of New York (including New York City), northern New Jersey, Connecticut, western Massachusetts, southern New Hampshire and southern Vermont; The Coca-Cola Bottling Company of Southeastern New England for Rhode Island and for parts of eastern Connecticut; The Coca-Cola Bottling Company of Northern New England for parts of New York, northern Vermont and Maine; The Coca-Cola Bottling Company of Cape Cod for parts of eastern Massachusetts; L. Knife & Son, Inc. for parts of eastern Massachusetts; and Select Beverages Incorporated, a Chicago based beverage distributor for a 14 state region in the Mid-Western states. Under each of the agreements, the Company is obligated to supply the distributors with their requirements of the "Vermont Pure(TM)" brand at established prices. In addition, under the KONY agreement, the Company is obligated to participate in the creation and funding of various advertising and marketing programs (in addition to other Company programs) and pay slotting fees of the retail outlets where KONY determines to sell the "Vermont Pure(TM)" brands. Each of the agreements is for a stated term of between one and five years, but is terminable if either party does not fulfill certain obligations.

     The Company is constantly evaluating its distribution arrangements and plans to add beverage distributors to increase the size of its distribution network to achieve greater market penetration. The Company also is seeking to enter into additional regional and national distribution arrangements with beverage distributors in order to be able to promote its products more effectively as a national brand. No assurance can be given that the Company will be able to create a sufficiently large network of distributors or enter into national distribution arrangements adequate to achieve market penetration and market share necessary to create a national brand of natural spring water or adequate sales to generate sufficient revenues to sustain its operations.

     The Company employs a sales force to oversee its food broker and beverage distribution network and to act as liaisons between the food brokers and beverage distributors and the Company for ordering product, facilitating distribution and servicing retail outlets and warehouse operations. Sales personnel actively seek to expand the number of retail outlets carrying the Company's products, seek additional food brokers and beverage distributors and generally implement the Company's marketing efforts.

     The Company ships its consumer product from its bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors, retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis and transportation costs vary according to the distance of the shipment. Home/office product distribution is made from its facilities in Randolph, Vermont and Buffalo, New York, as well as through outside distributors in the Long Island and northern areas of New York State and Boston and northwestern areas of Massachusetts.

Contract Packaging

     The Company performs contract packaging of its natural spring water for distributors of other brands of bottled water and grocery store chains for house brands. Contract packaging is very price competitive and typically is performed under short-term agreements usually of up to two years duration. The Company intends to actively seek opportunities for contract packaging because it improves the utilization of the Company's natural resources and plant facilities at minimal cost.

Supplies

     The Company does not manufacture any of the bottles or packaging in which its products are sold. The Company purchases all of its PET bottles and the plastic caps used thereon from major plastic bottle vendors. Because of the intense demand for this form of bottle, from time to time the Company has experienced delays in obtaining an adequate number of bottles. Moreover, in 1994 and 1995, the market for plastic bottles and corrugated packaging was volatile and had an adverse impact on the cost of goods sold at that time. In 1996, resin prices that dictate the cost of PET plastic dropped and industry capacity increased. Consequently, the Company's cost for plastic bottles dropped significantly. During this period, the Company negotiated a three-year contract with a new bottle supplier for all of its needs. Purchase contracts, including the new bottle supply contract, that the Company has with its suppliers for many of its raw materials are priced by reference to market prices. Notwithstanding its contracts, the Company may experience market instability in respect of raw material supplies. No assurance can be given that the Company will be able to obtain the supplies it requires on a timely basis or at all or that the Company will be able to obtain them at prices that allow it to maintain the profit margin it has had in the past. Any raw material disruption or price increase may result in an adverse impact on the financial condition and prospects for the Company.

Seasonality

     The Company experiences some seasonality in its sales and revenues. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months.

Significant Customer

     Pursuant to the distribution agreement with KONY, the Company sold natural spring water products to KONY which represented 39% and 35% of the Company's total sales in the fiscal years ended October 28, 1995 and October 26, 1996. Moreover, accounts receivable from KONY represented 26% and 14% of the total accounts receivable of the Company at October 28, 1995 and October 26, 1996, respectively.

Competition

     Management believes that bottled natural spring water historically has been a regional business in the United States. As a result there are numerous operating springs within the United States producing a large number of branded products which are offered in local supermarkets and other retail outlets in the smaller consumer sizes and sold to the home and office markets in one gallon and multiple gallon containers. More recently, national brands of natural spring water have been developed. Dominating the national market are Evian and Perrier and a recent brand introduction by Dannon Spring Water. Both Evian and Dannon are owned by Group Danone, Geneva, Switzerland. Additionally, Perrier distributes regional brands, such as Poland Spring, Deer Park, Great Bear and Ice Mountain in the Northeast, Zepherhills in Florida, Ozarka and Utopia in Texas, and Calestoga and Arrowhead in California. Perrier is a division of Nestle. In addition, there are many other strong regional brands, such as Naya, Crystal Geyser and Sparkletts. The Pepsi-Cola Company distributes a brand of bottled spring water under the Avalon label and is in the process of introducing a drinking water under the Aquafina trademark. Many of the Company's regional and national competitors are well established companies with recognized brand names and consumer loyalty. Moreover, these companies, as compared to the Company, have substantially greater financial resources and have established market positions, proprietary trademarks, distribution networks and bottling facilities. The Company also faces competition from the fast growing "private label" and contract packaged brands of natural spring water. These brands compete on a low-price basis and often occupy premium shelf space because they are retailer brands. Additionally, the Company faces competition from Canadian spring waters which price their product aggressively due to the exchange rate differential between the Canadian and U.S. dollars.

     The home and office distribution business faces competitive challenges from national companies, such as Culligan, Perrier (Poland Spring, Great Bear and Deer Park), as well as Belmont Springs (Suntory Group). There are also local well established bottled water operators that compete with the Company.

Trademarks

     The Company sells its natural spring water products under the tradenames "Vermont Pure(TM)" Natural Spring Water" and "Hidden Spring(R)." The Company's labels which include these tradenames are registered with the United States Patent and Trademark Office.

Government Regulation

     The Federal Food and Drug Administration ("FDA") regulates bottled water as a "food." Accordingly, the Company's bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA.

     The Company is subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. The regulations, which are administered by the Secretary of Health and Human Services through the FDA, require all companies which offer food for sale and have annual gross sales of more than $500,000, including the Company, to place uniform labels disclosing the amounts of specified nutrients on all food products intended for human consumption and offered for sale. The act contains exemptions and modifications of labeling requirements for certain types of food products, such as those served in restaurants and other institutions, bulk foods, foods in small packages and foods containing insignificant amounts of nutrients. The act also establishes the circumstances in which companies may place nutrient content claims or health claims on labels. The Company believes it is in substantial compliance with these regulations.

     The Company is subject to periodic, unannounced inspections by the FDA. Upon inspection, the Company must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.

     In May 1996, new FDA regulations become effective which redefine the standards for the identification and quality of bottled water. The Company believes that it meets the current regulations of the FDA, including the classification as spring water.

     The Company also must meet state regulation in a variety of areas. The Department of Health of the State of Vermont regulates water products for purity, safety and labeling claims. Bottled water sold in Vermont must originate from an "approved source." The water source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. The water and the source of the water is subject to an annual "compliance monitoring test" by the State of Vermont. In addition the Company's bottling facilities are inspected by the Department of Health of the State of Vermont.

     The Company's product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. The Company has received approval for its "Vermont Pure(TM)" brand from 49 states and its "Hidden Spring(R)" brand from 17 states.

     The bottled water industry has a comprehensive program of self-regulation. The Company is a member of the International Bottled Water Association ("IBWA"). As a member of the IBWA, the Company's facilities are inspected annually by an independent laboratory, the National Sanitation Foundation ("NSF"). Through the unannounced NSF inspection, IBWA members are evaluated on their compliance with the FDA regulations and the association's performance requirements which in certain respects are more stringent than those of the federal and various state regulations.

     Nine states currently have "bottle bills" requiring manufacturers or distributors of carbonated beverages to collect on behalf of the state a deposit of $.05 per package unit from the consumer and pay to the state an additional handling fee between $.02 and $.03 per package unit. Of these states, currently only Maine applies the bottle deposit to still water and similar products in addition to carbonated beverages. There are legislative initiatives in both Vermont and Massachusetts that propose to extend the deposit applicable to carbonated beverages to bottled still water. If the "bottle bills" in these two states are amended, it is expected to increase the cost of a gallon of bottled water sold there by approximately $.15. Any additional cost may have an adverse impact on sales by the Company in these states or have a material adverse impact on the financial results of the Company.

Employees

     The Company currently has 74 full-time employees and four part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.


ITEM 2.           DESCRIPTION OF PROPERTY.

     The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. The Company leases a 6,760 square foot office and warehouse facility in Buffalo, New York at an annual rent of $44,616, which expires in October 2000 and a 2,500 square foot warehouse space in Rochester, New York at an annual rent of $19,140 which expires July 1998. See "Item 1. Business - Company Background." The Company also rents on a month to month basis, approximately 250 square feet of office space in White Plains, New York at an annual rent of $20,640. The Company also owns a spring and recharge acreage in Sharon Springs, New York. The Company currently does not intend to use this spring.

     The Company rents warehouse space in different locations from time to time for the purpose of trans-shipment of its bottled water products to its distributors and retailers. This space is rented on a per pallet basis.


ITEM 3.           LEGAL PROCEEDINGS.

     An action entitled, S&S Beverage Distributors v. Vermont Pure Springs, Inc., was commenced by the plaintiff, S&S Beverage Distributors ("S&S"), in August 1994 in the Supreme Court of the State of New York, Suffolk County, Index
No.: 94-20978 (the "S&S Action"). S&S alleges that the Company breached an oral distribution arrangement by terminating its relationship with S&S, refusing to continue to supply S&S with the Company's products and by allowing another distributor to sell the Company's product within its alleged territory. S&S is seeking monetary damages and injunctive relief. The Company opposed the plaintiff's motion for a preliminary injunction asserting that: (i) the Company properly terminated its relationship with S&S; (ii) S&S failed to properly distribute the Company's products and service the Company's customers; (iii) S&S failed to meet volume targets; (iv) S&S failed to make timely payment for goods sold and delivered; and (v) S&S had not demonstrated that it would suffer irreparable harm if the injunction were not granted. In December 1994, the Court denied S&S' motion for a preliminary injunction. The Company has received an extension of its time to answer the complaint. The Company has certain defenses and counterclaims which it will assert against S&S at the appropriate time.

     In February 1996, the Company commenced an action entitled Vermont Pure Springs, Inc. v. Robert Beattie and John Maguire in Orange Superior Court in the State of Vermont. The court assigned the case Docket No. S-33-2-96 Occv. The Company alleged that the defendants, who were former employees of the Company, breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996, the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Springs or disclosing any confidential information of the Company to a third party. The court denied the Company's request for a writ of attachment. Defendant Maguire has filed a counterclaim and a third party complaint against the Company's president and the Company seeking compensatory damages and punitive damages of not less than $250,000 and attorneys' fees for alleged breach of contract and unfair trade competition. Defendant Beattie has filed a counterclaim seeking unspecified damages and attorneys' fees. The case is in the discovery phase and it is unclear when it will proceed to a trial on the merits. The Company does not believe that the counterclaims have any merit and intends to pursue the litigation and defend itself vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting on September 6, 1996. The stockholders elected Frank G. McDougall, Jr., Timothy G. Fallon, Robert C. Getchell, David R. Preston, Norman E. Rickard, Beat Schlagenhauf and Richard Worth as directors. The following is a tabulation of the votes cast for and against and abstentions for each director:

                                                    Votes Cast
                                        ---------------------------
Name                                         For       Against      Abstentions
                                        ----------    ---------     -----------
Frank G. McDougall                       7,333,712      35,931           0
Timothy G. Fallon                        7,333,712      35,931           0
Robert C. Getchell                       7,333,712      35,931           0
David R. Preston                         7,333,712      35,931           0
Norman E. Rickard                        7,333,712      35,931           0
Beat Schlagenhauf                        7,333,712      35,931           0
Richard Worth                            7,333,712      35,931           0


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on the Nasdaq SmallCap Market under the symbols "VPUR". The table below indicates the range of the high and low bid prices of the Common Stock as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

                                                          High            Low
          Fiscal Year Ended October 28, 1995
             First Quarter ....................          3 1/4          2 7/16
             Second Quarter ...................          2 3/4          1 7/8
             Third Quarter ....................          2 1/2          1 13/16
             Fourth Quarter ...................          2 1/8          1 3/8

          Fiscal Year Ended October 26, 1996
             First Quarter.....................          1 15/16        1 1/2
             Second Quarter....................          2 1/8          1 1/2
             Third Quarter.....................          2 7/8          1 15/16
             Fourth Quarter....................          2 5/8          1 7/8

          Fiscal Year Ended October 26, 1997
             First Quarter (through January 20, 1997)    3              1 11/16

     The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on January 20, 1997 was $2.5625.

     The Company has 167 record owners of the Common Stock. The Company believes that as of January 20, 1997, there were in excess of 1,500 beneficial holders of the Common Stock.

     No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate payment of dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business.

Sales of Unregistered Securities

     During the past three years, the Company has granted options to employees and consultants: those which are currently outstanding are described under Item 10, Executive Compensation -- Employment Arrangements and -- Stock Options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

         Year Ended October 26, 1996 Compared to Year Ended October 28, 1995

     Sales  for 1996 were  $11,878,829  compared  to  $8,517,470  for  1995,  an increase of $3,361,359 or 39%. Included in 1996 sales are $1,060,072 for the Company's Western New York home and office division which was acquired in May 1996. Net of the acquired business, sales for 1996 were $10,818,757, an increase of $2,301,287 or 27% over 1995. The increase in sales in consumer-size products is attributed to growth of the Vermont Pure brand in its core markets and development of secondary labels to take advantage of opportunities in new distribution channels. The Company introduced its Hidden Spring(R) brand during 1996, as well as increased its private label volume during the year. In addition, the Company substantially expanded the home and office segment of its business by acquiring the assets of HIC which services the Buffalo/Rochester area of New York, by establishing relationships with several new distributors to deliver Vermont Pure outside its existing market area, and by continuing to grow this business in the core distribution areas of Vermont and New Hampshire. The home and office delivery segment was 22% and 14% of the Company's total sales for 1996 and 1995, respectively.

     Cost of goods sold for 1996 were $6,162,903, or 52% of sales, compared to $5,070,207, or 60% of sales, for 1995. The decrease of cost of goods sold as a percentage of sales compared to the prior year is due to decreases in the cost of raw materials during the year, most notably plastic bottles. Bottle pricing started to decline mid-year and has continued to decline into early 1997. Lower cost of goods sold were also the result of a higher percentage of home and office business which has lower manufacturing and distribution costs. Consequently, the gross profit was higher in 1996 than in 1995, at $5,715,926 and $3,447,263, respectively.

     Total operating expenses increased from $6,050,662 in 1995 to $6,725,525 in 1996. Of these amounts, selling, general and administrative expenses were $3,440,264 and $4,234,104 for 1995 and 1996, respectively. The 23% increase in selling, general and administrative expenses was due to the acquisition of the Western New York home and office division in May 1996. If the expenses associated with this division are excluded for 1996, selling, general and administrative expenses would have been $3,484,292 representing only a 1% increase over the prior year. The small increase in these expenses for the Company's pre-acquisition business was the result of the Company's program of cost reduction and containment which it started in 1995. Advertising expense decreased $184,370 from $2,532,697 in 1995 to $2,348,327 in 1996. Included in advertising expense are promotional expenses. In 1996, the Company increased its promotional expenses over those of 1995, but for the same period it reduced advertising expense through the elimination of several large event sponsorships and termination of a significant contract for outdoor advertising. The Company anticipates spending significant amounts on product promotion in the next fiscal year to stay competitive in the marketplace and continue its sales growth trend. Amortization expense increased from $91,404 to $143,094 in 1995 and 1996, respectively, as a result of the acquisition of the new home and office division in Western New York. The Company had no stock compensation expense in 1996 compared to prior periods because of its policy of granting options only at or greater than market price.

     Loss from operations was $1,009,599 for 1996 compared to $2,603,399 for 1995. Interest expense increased from $154,175 in 1995 to $196,630 in 1996. The increase was a result of greater amounts borrowed during the period. Interest income for cash invested did not fully offset the expense of the increased borrowings. Miscellaneous expenses of $46,527 and $61,102 in 1995 and 1996, respectively, were mostly attributable to losses on the sale of assets. The decrease in the net loss from $2,804,101 in 1995 to $1,267,331 in 1996 was the result of increased sales and decreased manufacturing and operating costs. These losses were due to a significant level of fixed costs which, when combined with variable costs, were not offset by sales of the Company's products. Based on the weighted number of shares of Common Stock outstanding of 9,678,268 during 1996 and 9,344,935 for 1995, the net loss per share was $.13 and $.30, respectively.

         Year Ended October 28, 1995 Compared to Year Ended October 29, 1994

     For fiscal year 1995 compared to fiscal year 1994, sales increased by $1,938,775 or approximately 29% to $8,517,470 from $6,578,695. A significant portion of the increase in sales over the previous fiscal year is reflective of changes in and additions to distribution channels for the Company's products and greater consumer awareness. An increase in sales volume of consumer-size products accounted for 22% of the sales increase for fiscal year 1995. Other contributing factors to the increase in sales growth were an increase in average selling price and strong growth in sales in the Company's home and office products.

     Cost of goods sold for fiscal year 1995 was $5,070,207, or 60% of sales, as compared to $3,776,680, or 57% of sales for fiscal year 1994. The increase in cost of goods sold as a percentage of sales was due to a significant increase in the cost of plastic bottles and corrugated packaging during the year. The cost increases were a result of supply shortages for resins used to manufacture bottles and the increases affected all users of such bottles. Because of competitive pressures in the marketplace, the Company could not recover the increase in raw materials. By late in the year, prices had abated but not before eroding margins significantly. Gross profits for fiscal year 1995 were $3,447,263 as compared to $2,802,015 for fiscal year 1994.

     For fiscal year 1995, total operating expenses were $6,050,662, or $814,404 less than total operating expenses for fiscal year 1994 of $6,865,066. Selling, general and administrative expenses increased from $3,254,649 in fiscal year 1994 to $3,440,264 in fiscal year 1995. Advertising expenses decreased from $2,612,684 in fiscal year 1994 to $2,532,697 in fiscal year 1995. However, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand name recognition and increase market penetration. In general, as case volumes increase, the Company expects that total operating expenses per case will continue to decrease. Non-cash imputed stock compensation decreased as a result of retirement of options due to employee terminations, voluntary forfeiture, and the Company's repurchase of outstanding options. The effect of these transactions was a decrease in expenses of $315,142 for fiscal year 1995 from fiscal year 1994. The Company incurred $593,782 in nonrecurring restructuring charges in fiscal year 1994.

     Loss from operations for fiscal year 1995 was $2,603,399 as compared to $4,063,051 for fiscal year 1994, a decrease of $1,459,652. The net loss for the same years was $2,804,101 and $4,127,002, respectively. The losses are attributable to the continuing high level of expenses associated with penetration of new markets and establishing brand recognition. The decrease of losses from fiscal year 1994 to fiscal year 1995 was due to a reduction of these expenses on a per case basis, elimination of stock compensation costs and the non-recurring nature of administrative restructuring charges in fiscal year 1994. Based on a weighted average number of shares of Common Stock outstanding during the year of 9,344,935 and 8,375,768 for fiscal year 1995 and fiscal year 1994, net loss per share was $.30 and $.49, respectively.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations principally through the sale of equity securities in private and public offerings. In 1991, the Company sold 2,342,000 shares of Common Stock in a private placement generating gross proceeds of $4,684,000. In July and August 1992, the Company sold a total of 1,150,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants, generating gross proceeds of $5,750,000 in its initial public offering. On June 30, 1993, the Company sold an additional 1,140,018 shares of Common Stock on the exercise of the outstanding public warrants generating gross proceeds of $6,840,108. On January 13, 1995, the

     Company sold 1,600,000 shares of Common Stock in an unregistered offering for gross proceeds of $4,400,000. At October 26, 1996, the Company had working capital of $318,641. This represents a decrease of $1,528,667 from the amount of working capital on October 28, 1995. The Company believes that this amount is adequate to fund its current day-to-day operations for at least the next year because the Company anticipates that revenues will begin to cover operating expenses in the 1997 fiscal year. Although the Company believes its working capital and line of credit are adequate and revenues will cover expenses in the future, no assurance can be given that this will be the case.

     The Company has obtained a line of credit from The Chittenden Bank which permits it to borrow from time to time up to a maximum of $1,250,000 to fund its operations until the expiration of the loan facility on June 1, 1997. At October 26, 1996, the Company had borrowed $441,811 on its line of credit. The maximum available to borrow as of that date was $774,000, based on the level of receivables and inventory and as of January 4, 1997, the maximum available to borrow was $891,669. The Company pays interest on any outstanding principal at the prime rate as published in The Wall Street Journal, plus 1.75%, which is currently 10.00% per annum. The loan facility is secured by all the inventory, receivables and intangible assets of the Company.

     In May 1996, the Company through its wholly owned subsidiary, Springs, purchased certain assets of the spring water division of HIC used in the bottling, sale and distribution of spring water in three and five gallon bottles, the rental of water coolers and coffee dispensers and sale of coffee, tea and hot beverage supplies for home and office customers. Under the terms of the purchase agreement, Springs agreed to pay an aggregate purchase of up to $1,650,000, and assumed the leases for a 6,760 square foot office and warehouse facility in Buffalo, New York with a term until October 2000, at an annual lease expense of $44,616 and a 2,500 square foot warehouse space in Rochester, New York at an annual rent of $19,140, which expires July 1998.

     In connection with the acquisition of the HIC assets, the Company borrowed $1,250,000 under a term loan agreement with The Chittenden Bank which was paid to the seller. This loan matures May 1, 1999 and requires principal payments of $10,420 a month, plus accrued interest at the prime rate, plus 1.75% per annum, with the balance of $875,000 due on the date of maturity. It is secured by substantially all of the acquired assets of HIC, as well as the collateral for the line of credit discussed above. The balance of the purchase price, $500,000, was financed by three notes issued by Springs payable to HIC. Payment of the principal due on these notes is contingent on the performance of the acquired assets as set forth in the purchase agreement. The first of the notes is for $100,000, which was due in full on June 10, 1996, with no interest and was fully paid. The second of the notes is for $200,000 at 8% annual interest with equal principal payments due on May 1, 1997-2000. The third note is for up to $200,000 (based on the performance of the acquired assets) payable in full on May 1, 1999 with accrued interest at 8% per annum.

     In 1994, the Company constructed a bottling facility in Randolph, Vermont at a cost of $2,565,000. The Company financed $1,400,000 with loans from several institutional lenders and the town of Randolph, Vermont and approximately $187,000 with a loan from the prior owner of the land on which the facility was built. The loan on the land was paid in full in October 1996. Any further expansion of this facility, including warehouse space, will be financed using a combination of debt and working capital.

     The Company is pursuing an active program of evaluating acquisition opportunities. Although the Company successfully completed and has integrated the HIC assets it acquired in May 1996, no assurance can be given that the Company will be able to identify any other suitable acquisition opportunity, successfully consummate it or integrate it in a profitable manner into the existing business of the Company. To complete any acquisitions, the Company anticipates using its capital resources and obtaining financing from outside sources. Except for the current loan facilities discussed above, the Company has no other current arrangements with respect to, or sources of, additional financing for its business or future plans. Although the Company believes it will be able to obtain any required financing, there can be no assurance given that financing will be available to the Company on acceptable terms or at all.

     Inflation has not had a material impact on the Company's operations to date.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements.

         Financial Statements:                                             Page
                                                                           ----
               Report on Audit of Financial Statements....................  F-2

               Consolidated Balance Sheet.................................  F-3

               Consolidated Statement of Operations.......................  F-4

               Consolidated Statement of Changes in Stockholders' Equity..  F-5

               Consolidated Statement of Cash Flows.......................  F-6

               Notes to Consolidated Financial Statements.................  F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, Vermont 05060


         We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and Subsidiary as of October 26, 1996 and October 28, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended October 26, 1996, October 28, 1995 and October 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiary as of October 26, 1996 and October 28, 1995, and the results of their operations and their cash flows for the years ended October 26, 1996, October 28, 1995 and October 29, 1994 in conformity with generally accepted accounting principles.


                                                  \S\ FELDMAN RADIN & CO., P.C.
                                                  -----------------------------
                                                  Feldman Radin & Co., P.C.
                                                  Certified Public Accountants
New York, New York
December 13, 1996

                    VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET


                                                                     October 26,    October 28,
                                                                        1996           1995
                                                                    ------------    -----------
                                       ASSETS
CURRENT ASSETS:
        Cash                                                         $   783,081    $1,543,260
        Accounts receivable                                            1,159,806       800,881
        Inventory                                                        783,156       949,570
        Other current assets                                             159,145       144,162
                                                                    ------------   -----------

           TOTAL CURRENT ASSETS                                        2,885,188     3,437,873
                                                                    ------------   -----------

PROPERTY AND EQUIPMENT - net of accumulated depreciation               5,536,185     5,659,191
                                                                    ------------   -----------


OTHER ASSETS:
       Intangible assets - net of accumulated amortization             1,317,082        68,900
       Others                                                            232,939       100,580
                                                                    ------------   -----------
                                                                       1,550,021       169,480
                                                                    ------------   -----------

                                                                      $9,971,394    $9,266,544
                                                                    ============   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                $879,669      $622,147
        Customer deposits                                                421,137       154,160
        Accrued expenses                                                 446,507       382,791
        Line of credit                                                   441,811             0
        Current portion of long term debt                                197,239       210,216
        Current portion of obligations under capital lease               180,183       221,250
                                                                    ------------   -----------

            TOTAL CURRENT LIABILITIES                                  2,566,546     1,590,564

        Long term debt                                                 2,779,408     1,679,589
        Obligations under capital lease                                   98,945       202,565
                                                                    ------------   -----------

            TOTAL LIABILITIES                                          5,444,899     3,472,718
                                                                    ------------   -----------

STOCKHOLDERS' EQUITY:
       Common Stock - $.001 par value, authorized                          9,678         9,678
         20,000,000 shares, issued and outstanding 9,678,268 shares at October 26, 1996 and October 28, 1995
       Paid in capital                                                21,399,420    21,399,420
       Unearned compensation                                                   0             0
       Accumulated deficit                                           (16,882,603)  (15,615,272)
                                                                    ------------  ------------

            TOTAL STOCKHOLDERS' EQUITY                                 4,526,495     5,793,826
                                                                    ------------  ------------

                                                                    $  9,971,394    $9,266,544
                                                                    ============  ============



                                         F-3
                          See notes to financial statements

                        VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                         Year ended
                                                                  ---------------------------------------------------------
                                                                    October 26,         October 28,         October 29,
                                                                       1996                1995                1994
                                                                  -----------------   -----------------   -----------------

SALES                                                                $11,878,829          $8,517,470          $6,578,695

COST OF GOODS SOLD                                                     6,162,903           5,070,207           3,776,680
                                                                  -----------------   -----------------   -----------------

GROSS PROFIT                                                           5,715,926           3,447,263           2,802,015
                                                                  -----------------   -----------------   -----------------

OPERATING EXPENSES:
            Selling, general and administrative expense                4,234,104           3,440,264           3,254,649
            Advertising expenses                                       2,348,327           2,532,697           2,612,684
            Amortization                                                 143,094              91,404             102,512
            Non-cash imputed stock compensation                                0             (13,703)            301,439
            Restructuring Charges                                              0                   0             593,782
                                                                  -----------------   -----------------   -----------------

TOTAL OPERATING EXPENSES                                               6,725,525           6,050,662           6,865,066
                                                                  -----------------   -----------------   -----------------

(LOSS) FROM OPERATIONS                                                (1,009,599)         (2,603,399)         (4,063,051)
                                                                  -----------------   -----------------   -----------------

OTHER INCOME (EXPENSE):
            Interest - net                                              (196,630)           (154,175)           (121,268)
            Miscellaneous                                                (61,102)            (46,527)             57,317
                                                                  -----------------   -----------------   -----------------

TOTAL OTHER INCOME (EXPENSE)                                            (257,732)           (200,702)            (63,951)
                                                                  -----------------   -----------------   -----------------
NET (LOSS)                                                           ($1,267,331)        ($2,804,101)        ($4,127,002)
                                                                  =================   =================   =================

NET (LOSS) PER SHARE                                                      ($0.13)             ($0.30)             ($0.49)
                                                                  =================   =================   =================

Weighted Average Shares Used in Computation                            9,678,268           9,344,935           8,375,768
                                                                  =================   =================   =================




                                             F-4
                              See notes to financial statements

                         VERMONT PURE HOLDINGS, LTD AND SUBSIDIARY

                   Consolidated Statement of Changes in Stockholder Equity

                                                 Common Stock            Paid in        Unearned        Accumulated
                                          ----------------------------
                                             Shares      Par Value       Capital      Compensation        Deficit         Total
                                          ------------------------------------------------------------------------------------------
Balance, October 30, 1993                     8,373,268     $8,373     $18,099,211    ($1,207,180)     ($8,684,169)    $8,216,235

Sale of Common Stock                              5,000          5           9,995           -                -            10,000

Options Issued for Future Services                 -          -            114,000       (114,000)            -                 0

Retirement of Options                              -          -           (376,000)       376,000             -                 0

Amortization of Defered Compensation               -          -               -           301,439             -           301,439

Net Loss                                           -          -               -              -          (4,127,002)    (4,127,002)

                                          ------------------------------------------------------------------------------------------
Balance, October 29, 1994                     8,378,268      8,378      17,847,206       (643,741)     (12,811,171)     4,400,672

Retirement of Common Stock                     (300,000)      (300)            300           -                -                 0

Sale of Common Stock                          1,600,000      1,600       4,298,607           -                -         4,300,207

Retirement of Options                              -          -           (746,693)       543,724             -          (202,969)

Amortization of Defered Compensation               -          -               -           100,017             -           100,017

Net Loss                                           -          -               -                 -        2,804,101)    (2,804,101)

                                          ------------------------------------------------------------------------------------------
Balance, October 28, 1995                     9,678,268      9,678      21,399,420              0      (15,615,272)     5,793,826

Net Loss                                           -          -               -              -          (1,267,331)    (1,267,331)

                                          ------------------------------------------------------------------------------------------
Balance, October 26, 1996                     9,678,268     $9,678     $21,399,420             $0     ($16,882,603)    $4,526,495
                                          ==========================================================================================





                                          F-5
                             See notes to financial statements

                              VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          Year ended
                                                                                          -----------------------------------------
                                                                                           October 26,    October 28,   October 29,
                                                                                              1996           1995          1994
                                                                                          ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss)                                                                     ($1,267,331)   ($2,804,101)  ($4,127,002)
            Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation                                                                     633,283        525,525       392,153
              Amortization                                                                     143,094         91,404       102,921
              (Gain) loss on disposal of property and equipment                                 67,421         25,800       (24,984)
              Non cash imputed stock compensation                                                    0        (13,703)      301,439
                                                                                           ------------   ------------   -----------
                                                                                              (423,533)    (2,175,075)   (3,355,473)

            Changes in assets and liabilities (net of effects of acquisition):
              (Increase) Decrease in accounts receivable                                      (132,694)      (582,663)      345,161
              (Increase) Decrease in inventory                                                 189,916        510,365      (749,239)
              (Increase) Decrease in other current assets                                      (14,983)        47,606        86,304
              (Increase) Decrease in other  assets                                            (132,363)        44,685        20,486
              (Decrease) Increase in accounts payable                                          176,959       (222,515)     (421,820)
              (Decrease) Increase in customer deposits                                          57,253         48,700        40,349
              (Decrease) Increase in accrued expenses                                           54,459       (419,263)      706,542
                                                                                           -------------   -----------   -----------

CASH USED IN OPERATING ACTIVITIES                                                             (224,986)    (2,748,160)   (3,327,690)
                                                                                           -------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant and equipment                                         (453,392)      (492,887)    2,332,071)
            Proceeds from sale of fixed assets                                                 230,264         21,894        87,145
            Cash expended for acquisition                                                   (1,340,677)          -             -
                                                                                           -------------   -----------   -----------
CASH USED IN INVESTING ACTIVITIES                                                           (1,563,805)      (470,993)   (2,244,926)
                                                                                           -------------   -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds (Paydown) of line of credit                                               441,811        (21,400)       21,400
            Proceeds from debt                                                               1,390,000           -        1,400,000
            Payment of long term debt                                                         (523,991)      (105,376)     (413,071)
            Payment of capital lease obligations                                              (279,208)      (341,479)     (311,984)
            Sale of common stock                                                                     0      4,315,209        10,000
            Repurchase of stock options                                                              0       (104,250)         -
                                                                                           ------------   ------------   -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                                        1,028,612      3,742,704       706,345
                                                                                           ------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH                                                               (760,179)       523,551    (4,866,271)

CASH - Beginning of period                                                                   1,543,260      1,019,709     5,885,980
                                                                                           ------------   ------------   -----------

CASH  - End of period                                                                       $  783,081     $1,543,260    $1,019,709
                                                                                           ============   ============   ===========



Cash paid for interest                                                                      $  272,456     $  239,210    $  199,238
                                                                                           ============   ============   ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
            Equipment acquired under capital leases                                         $   94,627     $      -      $  177,563
                                                                                           ============   ============   ===========



                                        F-6
                         See notes to financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


1. BUSINESS OF THE COMPANY

     Vermont Pure Holdings, Ltd. (the "Company") is engaged in the bottling, marketing and distribution of natural spring water obtained from Company-owned properties in Randolph, Vermont. The Company's products are sold predominately in the New England, Mid-Atlantic and Mid-Western states, Arizona and Puerto Rico, through a network of independent beverage distributors.

2. SIGNIFICANT ACCOUNTING POLICIES

               a. Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiary, Vermont Pure Springs, Inc. The Company's subsidiary is wholly-owned. All material intercompany profits, transactions, and balances have been eliminated.

               b. Fiscal Year-The Company operates on a "52-53 week" reporting year. All the years presented are 52 week periods.

               c. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

               d. Accounts Receivable - Accounts receivable are presented net of allowance for doubtful accounts. The allowance was $191,079 and $119,000 at October 26, 1996, and October 28, 1995. Amounts charged to expense were $123,667, $122,000 and $83,000 during the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

               e. Inventories - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

               f. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

               g. Intangible Assets - Goodwill recorded in connection with the July 1991 acquisition of Vermont's Hidden Spring, Inc. is amortized using the straight-line method over five years. Goodwill recorded in connection with the May, 1996 acquisition of the Happy Spring Water Company, which totaled $1,138,344, is amortized using the straight-line method over thirty years. Identifiable intangible assets acquired in the Happy acquisition consist of customer lists valued at $252,929 and are amortized over three years. Amortization of goodwill was $143,094, $91,404 and $102,512 for each of the years ended October 26, 1996, October 28, 1995 and October 29, 1994, respectively. Accumulated amortization as of October 26, 1996 was $581,565 and as of October 28, 1995 was $438,471.

               The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected, undiscounted, future cash flows of the acquirees.

               h. Securities Issued for Services - The Company accounts for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price. In the event that recipients are required to render future services to obtain to full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". SFAS No. 123 permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") along with the additional disclosure required under SFAS No. 123 if the Company elects to continue to follow APB No.
          25. The Company will adopt SFAS No. 123 for fiscal 1997, however, the Company has not yet determined the manner in which SFAS No. 123 will be adopted. As such the Company can not at this time determine the impact on its financial statements.

               i. Loss Per Share - Loss per share is based on the weighted average number of common shares and dilutive securities outstanding during the periods, after giving retroactive effect to the recapitalization.

               j. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store, however, their payment does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees by issuing a check, providing free goods or issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

               k. Income Taxes - During the year ended October 29, 1994, the Company adopted Statement of ---- Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Pursuant to SFAS 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse. The change in method of accounting for income taxes had no effect on the Company's financial position or results of operations.

               l. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               m. Fair Value of Financial Instruments - Effective March 31, 1996 , the Company adopted Statement of Financial Accounting Standards No. 107, " Disclosures About Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

3. PROPERTY AND EQUIPMENT

                                                   October 26,       October 28,
                                                      1996              1995
                                                 --------------    -------------
Land, buildings and improvements.............  $    3,268,842    $    3,308,529
Machinery and equipment......................       3,043,750         2,460,663
Equipment held under capital lease...........       1,039,905         1,140,099
                                                 --------------    -------------
                                                    7,352,497         6,909,291
Less accumulated depreciation................       1,816,312         1,250,100
                                                 --------------    -------------
                                               $    5,536,185    $    5,659,191
                                                 ================  =============

4.  ACQUISITION

     On May 1, 1996 the Company completed the acquisition of selected assets and liabilities of the Happy Ice Corporation in Buffalo, NY. The general terms of the acquisition were outlined in Form 8-K, under Item 2, filed on May 15, 1996. The transaction was governed by an Asset and Purchase Agreement which was filed with Form 8-K.

     The following table summarizes the acquisition in financial terms:

Purchase Price                                                       $1,450,000
Acquisition Costs                                                        90,677
Fair Value of Tangible and Identifiable Intangible Assets Accquired    (742,657)
Liabilities Assumed                                                     340,324
                                                                   -------------
Goodwill                                                             $1,138,344
                                                                   =============

     Goodwill is amortized over a 30 year term. Identifiable intangible assets consist of customer lists valued at $252,929 and are amortized over 3 years.

     The assets purchased had been used by Happy Ice to distribute spring water and ancillary products in the Buffalo and Rochester areas of Western New York. The Company plans to continue to use the assets to distribute its Vermont Pure Spring Water brand to homes and offices throughout the region. On August 8, 1996 the Company commenced changing the water distributed in that area from the Happy to Vermont Pure brand. Sales of Happy Spring Water for 1995 were $2.1 million (unaudited). Sales attributable to the acquired division for the six months subsequent to the acquisition were $1,060,072. Liabilities assumed in the acquisition included accounts payable and customer deposits. The seller may be due $200,000 under a note contingent upon the acquired business achieving certain financial performance levels from October, 1996 through October, 1998. In the event that the acquired business should achieve these targets any amounts ultimately due under this formula would be payable May, 1999, added to goodwill, and amortized. As of October 26, 1996, the acquired business was not performing to levels that would result in additional liability.

     The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and Happy Spring Water Company as though the acquisition had been consummated at October 30, 1994. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                         Years Ended
                                                 October 26,        October 28,
                                                    1996               1995
                                                -------------     -------------

            Total Revenue                       $12,833,369        $10,651,622
            Net Loss                            $(1,334,155)       $(2,996,727)
            Net Loss per Share                  $     (0.14)       $     (0.32)
            Weighted Average Number of Shares     9,678,268          9,344,935

     The Company also entered into agreements at the date of purchase to assume leases from the seller with various terms for buildings and equipment used in the normal course of business.

5.       ACCRUED EXPENSES

                                              October 26,        October 28,
                                                 1996               1995
                                             ------------       ------------
Advertising and promotion................    $  266,565         $  234,732
Payroll and vacation.....................        76,054             52,599
Taxes....................................        21,799               --
Miscellaneous ...........................        82,089             95,460
                                             ------------       ------------
                                             $  446,507         $  382,791
                                             ============       ============

6. LINE OF CREDIT

     During the year ended October 29, 1994, the Company entered into a line of credit agreement with a Vermont bank to borrow up to $1,250,000 to fund operations. The line is secured by inventory, receivables, and intangible assets. This agreement was renewed in 1995 and again in 1996. Availability of funds under this line is based on a formula dependent on a certain percentage of allowable receivables and inventories. At October 26, 1996 the Company had borrowed and had a maximum availability of approximately $442,000 and $774,000, respectively, on the credit line. A year earlier, the Company had no balance due and a maximum availability of $915,000 on the same facility. The Company pays interest on any unpaid balances at prime plus 1.75%. The line of credit expires June 1, 1997 and is secured by all tangible and intangible assets of the Company.


7. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain equipment under capital lease arrangements expiring through May 1998. Assets held under capital leases are included with property and equipment.

     The following is a schedule of future minimum lease payments under the capital leases and the present value of net minimum lease payments as of October 26, 1996:
              1997. . . . . . . . . .. . . . . . . . . . . . $202,133
              1998. . . . . . . . . .. . . . . . . . . . . .   67,243
              1999. . . . . . . . . . . . . . . . . . . . .    34,665
              2000. . . . . . . . . . . . . . . . . . . . .    22,570
              2001. . . . . . . . . . . . . . . . . . . . .     1,841
                                                             --------
              Total minimum lease payments                    328,452
              Less amount representing interest                49,324
                                                             --------
              Present value of minimum lease payments        $279,128
                                                             ========

8. LONG-TERM DEBT

     On April 26, 1996, the Company entered into a note with the Chittenden Bank to borrow up to $1,250,000 to purchase assets from the Happy Ice Corporation . The note requires monthly principal payments of $10,420 plus accrued interest at the prime rate plus 1.75% per annum with the balance of $875,000 due on May 1, 1999. The Company borrowed $1,150,000 on the note on May 1, 1996 and $50,000 on July 29, 1996 and $50,000 on September 30, 1996. In addition, the Company entered into notes with the seller, one for $100,000 due in full on June 30, 1996 with no interest, and a second for $200,000, at 8% annual interest, with equal principal payments due on May 1, 1997-2000. The $100,000 loan payable to the seller was paid in full with the proceeds borrowed from the bank.

     Full details of the Company's long term debt is as follows:

                                                                    October 26, October 28,
                                                                       1996         1995
                                                                   ------------ -----------
     Term loan, principal and interest at 8.00%, payable
       monthly through 2003 . . . . . . . . . . . . . .             $    ---   $  135,003
     Building loan, principal and interest at 9.0%, payable
        monthly through 2004 secured by the assets......              435,049     476,883
     Building loans, principal and interest at 5.5% payable
        monthly through 1999 secured by the assets......              388,622     430,856
     Mortgage on property acquired in October 1993, interest
       at 4.5%, with interest only  due through July 1996, then
       principal and interest due through 2000 secured by the
        property........................................              393,731     400,000
     Mortgage on property  acquired  in October  1993,
       interest  at 4.5%,  with interest only due through
       July 1996, then principal and interest due through
       2000 secured by the property. . . . . . . . . . .                 ---       91,653
     Mortgage on property acquired October 18, 1992, interest
       at 10%, principal and interest due in monthly payments
       of $752 through 2006 secured by the property.....               56,750      59,858
     Mortgage on property acquired in July 1993, bearing
       interest of 8%, secured by property. Monthly principal
       and interest payments totaling $2,277 are payable
       through September 1996, with the balance of principal
       due November 1996 secured by equipment...........                 ---      160,770
     Mortgage on property acquired October 1993, bearing
       interest at prime plus 2%, secured by property.  Monthly
       principal and interest payments totaling $1,154 are
       payable through October 2013.  . . . . . . . . . .             131,873     134,782
     Term loan, principal and interest at 10.25%, payable
        monthly through 2000 secured by equipment . . . .             119,525        ---
     Promissory note, without interest, payable through 1997            3,333        ---
     Mortgage on property  acquired  May 1996,  interest at 10%, principal  and interest due in monthly payments through
      1999 secured by all tangible and intangible assets  . . .     1,247,764        ---
     Promissory note, principal and interest due in four equal
       installments with interest rate at 8% through 2000,
       unsecured . . . . . . . . . . . . . . . . . . . .              200,000        ---
                                                                  -----------  ----------
                                                                    2,976,647   1,889,805
     Less current portion...............................              197,239     210,216
                                                                  -----------  ----------
                                                                   $2,779,408  $1,679,589
                                                                  =========== ===========

     The loans are secured by various property and equipment Annual maturities of long-term debt are as follows:

Year ending October 26, 1997..........................     $         197,239
Year ending October 25, 1998..........................               488,077
Year ending October 31, 1999..........................             1,377,301
Year ending October 30, 2000..........................               160,173
Year ending October 27, 2001 and
thereafter  . . . . . . . . . . . . . . . . . . . . .                753,857
                                                             ---------------
                                                           $       2,976,647
                                                             ===============

9. RECAPITALIZATION

     The Company held a special meeting of stockholders on January 12, 1994, at which the stockholders approved changes to the Company's Certificate of Incorporation. As a result of these changes, the Class A Common Stock was redesignated the "Common Stock," each share of Class B Common Stock was converted into 1.5 shares of Common Stock, the authorized number of shares of Common Stock was increased to 20,000,000 and a class of 500,000 shares of Preferred Stock was authorized. This recapitalization is retroactively reflected for all periods presented.

10. PRIVATE PLACEMENT

     In January 1995, the Company issued 1.6 million shares at $2.75 per share of common stock in a private placement for net proceeds of $4,315,208.

11. STOCK OPTION PLAN

     The Company had previously adopted its 1991 Stock Option Plan (the "1991 Plan") covering key employees, directors, consultants and distributors of the Company and its subsidiary. The plan was for a maximum of 800,000 shares of the Company's Class A Common Stock exercisable at $2.00 per share expiring September 2001. The options under this plan could only be granted when the Company achieved certain profit levels.

     In February 1993, the Company issued non-qualified options under the 1991 Plan to purchase 200,000 shares at a price of $2.00 per share to certain employees and a consulting firm. The options vest at the rate of 25% per year commencing November 1, 1993, and were exercisable until November 1, 1997. The Company recorded deferred compensation expense totaling $750,000 for the difference between the exercise price and the market price of the stock on the date of grant. The deferred expense was being amortized over the four year vesting period. Subsequently, all but 2,000 of the options issued under this plan were terminated through either voluntary surrender, repurchase or forfeiture. The 1991 Plan was suspended during 1993.

12. PERFORMANCE EQUITY PLAN

     In November 1993, the Company's Board of Directors adopted the 1993 Performance Equity Plan (the "1993 Plan"). The plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards.

     During the year ended October 29, 1994, the Company granted 398,000 incentive stock options to employees under this plan at exercise prices from $3.25 to $5.50 per share.

     Subsequently, 70,000 and 221,000 options were forfeited in 1994 and 1995, respectively. During the year ended 1995, the Company granted 235,082 incentive options to employees under this plan at prices ranging from $2.25 to $3.00. During the year ended 1996, 205,000 options were granted under the plan at prices ranging from $1.75 - $2.50.

13. STOCK OPTIONS

     The following table illustrates the Company's stock option issuances and positions during the last three fiscal years:

                                                                  Exercise
                                                                  Price Per
                                                    Options         Share
                                                 ------------   ------------
Outstanding at October 30, 1993................    1,065,000      2.00-6.00
     Options granted to employees .............      328,000      3.25-5.50
     Options granted to directors (a)..........       70,000         2.25
     Options retired...........................     (152,000)        2.00
     Options exercised.........................       (5,000)        2.00
                                                 ------------   ------------
Outstanding at October 29, 1994................    1,306,000      2.00-6.00
     Options granted (b)                             592,375      2.25-3.13
     Options retired (c)                            (548,875)     2.00-5.50
                                                 ------------   ------------
Outstanding at October 28, 1995                    1,349,500     $2.25-6.00
      Options granted (e)                            435,000     $1.75-2.50
      Options retired                                (49,500)    $3.00-3.50
                                                  -----------   ------------
                                                   1,735,000     $1.75-6.00
                                                  ===========   ============

               a. During September 1994, the Company issued an aggregate of 70,000 non-plan options to outside members of the Board of Directors. The options vest on September 1, 1994 and are exercisable until September 1, 1999 at an exercise price of $3.75 per share.

               b. The Company granted a total of 592,375 options during fiscal 1995. Of this amount, 400,000 were granted to the Company's new president, which vest over the four year term of his employment agreement.

               c. On January 13, 1995, the Board of Directors authorized the Company to repurchase and amend some of the options issued under the 1991 stock option plan, 1993 performance equity plan and other options issued outside the plans. All repurchase offers were accepted resulting in the retirement of 493,500 outstanding options. The aggregate cost to buy back these options was $104,250. An additional 30,000 options were retired voluntarily and another 25,375 were forfeited through normal terminations. Since a significant amount of the options retired were issued at below market, future deferred compensation costs related to options which had not yet vested were eliminated as a result of these transactions. Total deferred compensation costs eliminated that would have been expensed in future periods were $543,724. Compensation costs that were expended in previous periods were not recaptured.

               d. On May 12, 1995, as a result of the Compensation Committee's recommendation, the Board of Directors regranted options to purchase an aggregate of 753,000 shares of common stock on the same terms as originally granted, with the exception that the exercise price be reduced to $2.25, the market price on such date.

               e. The Company granted 435,000 options in 1996 at prices, dictated by the market, ranging from $1.75 - $2.50 per share. Of the total options granted, 205,000 were awarded to employees as incentive options under the 1993 plan and 230,000 were granted to outside members of the Board of Directors.

               At  October  26,  1996,   out  of  a  total   1,735,000   options
          outstanding, 1,111,237 options were exercisable.

14. COMMITMENTS

               a. Employment Contracts - The Company currently has employment contracts with management totaling approximately $322,000 in annual salary through 1998.

               Contracts for the Company's General Counsel and Vice President of Sales were terminated by mutual consent in November and December, respectively. Settlement costs of approximately $60,000 were expensed in fiscal 1996.

               b. Operating Leases - The Company currently leases office space on a month-to-month basis and is obligated under several building, equipment and vehicle leases expiring variously through October 2000. Future minimum rental payments over the terms of these leases are approximately as follows:

                             1997                       $117,671
                             1998                         71,339
                             1999                         41,129
                             2000                         29,744

               Rent expense under all operating leases was $51,727, $47,583 and $56,371, for fiscal years ending October 26, 1996, October 28, 1995 and October 29, 1994.

               c. Sponsorship Contracts - In each year from 1991 through 1995, the Company sponsored the New York City Marathon. It also sponsored the Boston Marathon in 1994 and 1995. By mutual consent these relationships were terminated in 1996.

               d. Consulting Contracts - In October 1993, the Company entered into a five year consulting agreement with a related party, which calls for consulting fees of $100,000 per year.

               e. Advertising Agreement - In July 1993, the Company entered into a two year agreement with a company to provide general transit advertising (including billboards, train posters, etc.). The aggregate amount payable over the agreement is $500,000. The fee is payable at the rate of $12,500 per month over the first year, and $29,167 per month over the second year. In addition, the advertising company was granted options to purchase 500,000 shares of the Company's common stock for $6.00 per share. The rights vest at the rate of 25% for every six month period covered by the advertising contract. The options are exercisable through June 30, 1999.

15. RELATED PARTY TRANSACTIONS

     During the years ended October 28, 1995 and October 29, 1994, the Company paid $36,000 each year in consulting fees to an individual who is an outside member of its Board of Directors.

     The Company utilizes the services of a consulting corporation which is related to the Company through ownership in the Company's common stock. The Company incurred consulting fees to this firm of $100,000 for each of the years ended October 26, 1996, October 28, 1995, and October 29, 1994. In October 1993, the Company entered into a five year agreement with this consulting firm providing for fees of $100,000 per year, commencing October 1993. As additional consideration, the consulting firm also received options to purchase 125,000 shares of the Company's common stock for $5.00 per share (subsequently repriced to $2.25 per share). Such options vest at the rate of 25% on each of October 1, 1993, 1994, 1995 and 1996. The options are exercisable through October 2003.

16. CONTINGENCIES

               a. Former Distributor - An action was brought by a former distributor alleging that the Company breached an oral distribution arrangement by terminating its relationship, refusing to continue to supply the distributor with the Company's products and by allowing another distributor to sell the Company's product within its alleged territory. The distributor is seeking monetary damages and injunctive relief. The Company has certain defenses against the claim and counterclaims which it will assert against the distributor at the appropriate time.

               b. Former Employees - On March 1, 1996 the Company brought suits against two former employees alleging that they had breached their agreements with the Company. The suits seek permanent injunctive relief and damages. On April 1, 1996 the Company was granted a preliminary injunction by the Vermont Superior Court preventing them from pursuing ventures competitive to the Company. A future hearing will address the permanency of the injunction. Subsequently, both defendants filed counterclaims against the Company seeking monetary damages. The Company has defenses to these counterclaims arising out of its claims against the defendants that it will assert.

17. RESTRUCTURING CHARGES

     In August 1994, the Company restructured its distribution system. In connection with the restructuring, it terminated numerous service agreements with regional distributors and signed a master agreement with a nationally known distributor. In this regard, the Company has recognized termination expenses of approximately $141,000, and associated legal costs totaling $135,000.

     In October 1994, in order to continue the Company's change from a promotional focus to a distribution centered focus, the Company hired a new Chief Executive Officer. As a result, the Company entered into a termination agreement with its previous Chief Executive Officer. Expenses relating to this management restructuring totaled approximately $317,000, and include $270,000 in severance costs and $47,000 in executive search costs. Also, in connection with his termination agreement, the former Chief Executive Officer returned 300,000 shares of common stock to the Company for retirement.

18. INCOME TAXES

     Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of deferred tax assets. As of October 26, 1996, the Company had net deferred tax assets of $6,056,000. The Company has recorded a valuation allowance for the full amount of such net deferred tax assets and, as a result, the Company has not recorded any liability or asset for deferred taxes as of October 26, 1996.

     The major deferred tax asset (liability) items at October 26, 1996 are as follows:


Accounts receivable allowance.................     $77,000
Amortization..................................      11,000
Depreciation..................................    (347,000)
Slotting fees.................................     126,000
Other.........................................      12,000
Net operating loss carryforwards..............   6,177,000
                                               -------------
                                                 6,056,000
Valuation allowance...........................  (6,056,000)
                                               -------------
                                                $        0
                                               =============

     The Company has approximately $15.4 million of available loss carryforwards at October 26, 1996 expiring from 2005 through 2011. Due to previous ownership changes or equity structure shifts as defined in the Internal Revenue Code, approximately $3.5 million of the net operating losses are limited as to annual utilization.

     The benefit for income taxes differs from the amount computed by applying the statutory income tax rate to net loss before provision for income taxes is as follows:

                                                      Year Ended
                                        ----------------------------------------
                                        October 26,   October 28,   October 29,
                                           1996          1995          1994
                                        -----------   -----------   -----------
Income tax benefit computed at
statutory rate.........................  $ 431,000     $ 953,000     $1,403,000
Effect of permanent differences........    (23,000)      (27,000)      (134,000)
Effect of temporary differences. . . .     115,000        47,000
Tax benefit of net operating loss not
recognized.............................   (523,000)     (973,000)    (1,269,000)
                                        ------------  ------------  ------------
Provision for income taxes reported....  $       0     $       0     $        0
                                        ============  ============  ============


19. MAJOR CUSTOMER

     In July 1994, the Company signed an agreement with a major distributor. The agreement gives the distributor exclusive rights to sell Vermont Pure water in parts of New York, New Jersey, Connecticut, Massachusetts and Vermont. The distributor's purchases under this agreement amounted to 35% and 39% of the Company's total sales in fiscal 1996 and 1995, respectively. Additionally, accounts receivable from the distributor accounted for 14% and 26% of total accounts receivable at October 26, 1996 and October 28, 1995. The agreement also provides for the Company to pay the distributor for promotional and advertising support for the Vermont Pure brand in the market areas covered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company as of January 20, 1997, are listed below, followed by a brief description of their business experience during the past five years.

Name                     Age   Position
----                     ---   --------
Frank G. McDougall, Jr.   46   Chairman of the Board
Timothy G. Fallon         42   Chief Executive Officer, President and Director
Robert C. Getchell        47   Secretary and Director
David R. Preston          56   Director
Norman E. Rickard         60   Director
Beat Schlagenhauf         44   Director
Richard Worth             46   Director
Bruce MacDonald           38   Senior Vice President and Chief Financial Officer

     Frank G. McDougall, Jr. has been the Chairman of the Board since June 1994. Since January 1995, Mr. McDougall has been a part-time employee of the Company. From December 1993 until January 1995, Mr. McDougall acted as a consultant to the Company in the areas of management and government relations and regulation through Frank McDougall Associates, a management company founded in October 1993, of which Mr. McDougall was the founder and is the principal. Since April 1996, Mr. McDougall has provided services through Frank McDougall Associates as the Director of Corporate and Government Relations for the Dartmouth Hitchcock Medical Center and the Lahey Hitchcock Clinic. From July 1990 to October 1993, Mr. McDougall was the Secretary of the Agency of Development and Community Affairs of the State of Vermont.

     Timothy G. Fallon has been the Chief Executive Officer and President and a Director of the Company since November 1994. From January 1992 to November 1994, Mr. Fallon was the Senior Vice President Sales and Marketing for Cadbury Beverages, Inc. From October 1989 to December 1991, Mr. Fallon was Vice
President of Sales for Canada Dry USA, a division of Cadbury Beverages, Inc. From July 1984 to September 1989, Mr. Fallon served as Vice President - Sales and Marketing for Pepsi Cola Bottling Company New York City, Inc.

     Robert C. Getchell has been a director of the Company since December 1994. On December 6, 1995, Mr. Getchell was appointed the Secretary of the Company. Mr. Getchell has been a principal of Getchell Professional Association, a firm of certified public accountants in Quechee, Vermont, for more than the past five years. In June 1996, Mr. Getchell was named the Chairman of the Vermont Economic Development Authority.

     David R. Preston has been a director of the Company since October 1995. Mr. Preston has been a consultant and adjunct professor of Suffolk University in Boston, Massachusetts since September 1994. From 1990 to September 1994, Mr. Preston was a division president at Kayser-Roth Corporation, a sock and hosiery manufacturer, located in Greensboro, North Carolina. Mr. Preston is a retired division president and corporate officer of the Gillette Company.

     Norman E. Rickard has been a director of the Company since May 1995. Mr. Rickard has been the President of Xerox Business Services of Xerox Corporation since 1992. Mr. Rickard has been employed by Xerox Corporation since 1967 in various capacities, including Director of Business Effectiveness, Director of the Worldwide Strategic Manufacturing project, Director of Staff Operations and Vice President of Quality.

     Beat Schlagenhauf has been a Director of the Company since July 1993. Mr. Schlagenhauf has been a principal of Schlagenhauf & Partner, a portfolio management company in Zurich, Switzerland, for more than the past five years.

     Richard Worth has been a Director of the Company since June 1994. Mr. Worth has been the Chief Executive Officer and President and a director of R.W. Frookies, Inc., a manufacturer and marketer of cookies and snack products, since 1985. R.W. Frookies, Inc. currently is ranked the eighth largest cookie company in the United States. From 1978 to 1985, Mr. Worth owned and operated Sorrell Ridge, Inc., a manufacturer and marketer of jams.

     Bruce MacDonald has been Vice President and Chief Financial Officer of the Company since May 1993. From 1987 to May 1993 Mr. MacDonald was Controller of Cabot Cooperative Creamery Incorporated.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC") and the National Association of Securities Dealers, Inc. (NASD"). Officers, directors and ten percent stockholders are charged by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that during the Company's fiscal year ended October 28, 1995, all required reports on Form 3 and Form 4 were filed timely, except for one late Form 4 report filed by Mr. Worth which reported the open market acquisition of 2,000 shares of Common Stock in September 1996.


ITEM 10.          EXECUTIVE COMPENSATION.

     The following tables show the cash compensation paid by the Company, as well as certain other compensation paid or accrued, to the chief executive officer of the Company for the fiscal years October 28, 1995 and October 26, 1996, options granted to such executive officer during the fiscal year ended October 26, 1996, and the value of all options granted to such executive officer at the end of the fiscal year ended October 26, 1996.


                           SUMMARY COMPENSATION TABLE



                                                                                        Long Term Compensation
                                                       Annual          Other        -------------------------------
                                         Fiscal     Compensation       Annual           Options/       All Other
 Name and Principal Position              Year       Salary ($)    Compensation $      (#Shares)     Compensation $
-------------------------------------   -------   --------------   --------------   --------------   --------------

Timothy G. Fallon(1)                      1995        $172,000        $75,000           400,000         $14,400
Chief Executive Officer and President     1996        $172,000        $50,000            30,000         $14,400


(1) Mr. Fallon commenced employment with the Company on November 4, 1994. The amounts under "Annual Compensation Salary" and "Other Annual Compensation" represent payments associated with Mr. Fallon's employment agreement and the amount under "All Other Compensation" represents a car allowance and disability insurance expense. See "Management - Employment Agreements."

                          OPTIONS/SHARES GRANTS IN LAST FISCAL YEAR

                             Individual Grants
                      -------------------------------                                              Potential Realizable Value at
                                          % of Total                                               Assumed Annual Rates of Stock
                                         Options/Shares                 Market                     Price Appreciation for Option
                                          Granted to       Exercise    Price on                              Term(1)
                       Options/Shares    Employees in       Price       Date of    Expiration   -----------------------------------
Name                     Granted (#)      Fiscal Year     ($/Share)    Grant ($)      Date        0% ($)       5% ($)       10% ($)
-------------------   ---------------   --------------   ----------   ----------   ----------   ----------   ----------   ---------

Timothy G. Fallon             30,000             6.9%         $2.50        $2.50      7/24/06       -0-        $47,167     $119,531
Chief Executive       ---------------   --------------   ----------   ----------   ----------   ----------   ----------   ---------
Officer and President

(1) Based on the difference between the aggregate market price on the date of grant and the aggregate exercise prices of the options granted.

                        AGGREGATE YEAR-END OPTION VALUES

                                                    Number of unexercised options     Value of unexercised in-the-money
Name                                                    at fiscal year-end (#)        options at fiscal year-end ($)(1)
                                                    -----------------------------     ---------------------------------
                                                    Exercisable     Unexercisable       Exercisable       Unexercisable
                                                    ------------    -------------     --------------      -------------
Timothy G. Fallon                                        100,000          300,000              -0-                -0-
President and Chief Executive Officer
--------------------------------------------------  ------------    -------------     --------------      -------------

(1) As of October 26, 1996, the market value of a share of Common Stock was $2.1875 which was less than the per share exercise prices of Mr. Fallon's options of $2.25 and $2.50.

     The Company cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, or, in the case of a group, the lesser of $50,000 for each individual in the group, or 10% of the compensation reported in the preceding table for the group, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

     Executive   Participation   in  Compensation   Decisions  and  Compensation
Committee; Audit Committee

     Compensation decisions during the period of inception of the Company through the fiscal year ended October 28, 1995 were made by the Company's Board of Directors and, thereafter, by the Board of Directors upon the recommendation of the Compensation Committee. The Compensation Committee is empowered to make recommendations to the Board of Directors relating to the overall compensation arrangements for senior management of the Company and to make recommendations to the Board of Directors pertaining to any compensation plans in which officers and directors of the Company are eligible to participate. The Compensation Committee is comprised of Messrs. McDougall, Preston and Getchell. The named executive in the Summary Compensation Table served as a director during the above periods; however, during the periods reflected in the above Summary Compensation Table the named executive was employed under a written employment agreement which was entered into before he was a director of the Company.

     On May 12, 1995, the Compensation Committee reviewed the exercise prices of the options previously granted to the executive officers and directors of the Company in light of the market price of the Common Stock which had been substantially less than the exercise price of the options for a considerable part of 1994 and all of 1995 until the date of the meeting. The Compensation Committee then recommended to the Board that all of the options granted to executive officers and directors be repriced. After review, the Compensation

Committee believed the options represented incentive compensation for services of such persons, and it was necessary to relate the exercise price of such options more directly to the current market price of the Common Stock to provide the necessary incentive component. In connection with its recommendation, the Compensation Committee also considered the actual and projected sales, revenues and expenses of the Company. As a result of the Compensation Committee's recommendation to the Board, the Board regranted options to purchase an aggregate of 753,000 shares of Common Stock on the same terms as originally granted with the exceptions that the exercise prices of all such options be reduced to the market price of $2.25 on May 12, 1995, and that options previously granted to Mr. Timothy G. Fallon to purchase 133,332 shares of Common Stock and options previously granted to Mr. Frank G. McDougall to purchase 70,000 shares of Common Stock of such shares were regranted as incentive options under the Company's 1993 Performance Equity Plan, rather than as non-incentive options, so as to take full advantage of the tax aspects of options available to employees of the Company.

     On July 24, 1996, the Board of Directors reviewed the compensation of the directors of the Company. The review covered the annual and meeting fees paid to the outside directors, the options held by each director and the need to provide for adequate compensation in light of the frequency of meetings and the amount of time the individuals have been devoting and will be devoting to the activities of the Board of Directors of the Company. As a result of this review, the Board granted to each current director options to purchase up to 30,000 shares of Common Stock, vesting at the rate of 10,000 options on July 24 in each of 1997, 1998 and 1999. Of these options, Mr. Fallon received 20,000 options as incentive options and Mr. McDougall received 30,000 options as incentive options, each under the 1993 Performance Equity Plan. Each of the options is exercisable at $2.50 per share and expires on July 24, 2006.

     The Board of Directors of the Company has appointed an Audit Committee which is empowered to recommend to the Board of Directors the engagement of the independent auditors and to review the scope and procedures of the activities of the independent auditors and the reports on their audits. The Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their responsibilities. The Audit Committee is comprised of Messrs. Getchell and Rickard.

Employment Arrangements

     On November 4, 1994, the Company entered into an employment agreement with Mr. Timothy G. Fallon which expires November 1, 1998. Pursuant to the agreement, Mr. Fallon acts as the Chief Executive Officer and President of the Company. The annual base salary is $172,000, which will be reviewed annually by the Board. In addition, Mr. Fallon received single sum payments of $75,000 on January 2, 1995 and $50,000 on January 2, 1996. Mr. Fallon is entitled to an incentive bonus of $50,000 if in any fiscal year the Company has annual sales in excess of $12,500,000. The incentive bonus will be increased to $75,000 if the annual sales of the "Vermont Pure(TM)" brand are in excess of $20,000,000. Mr. Fallon is also entitled to a supplemental bonus of $100,000 in any year that the Company and its consolidated subsidiaries as they existed on November 4, 1994, has positive net income before the supplemental bonus. Although the incentive bonuses under the employment agreement were not implemented because annual sales did not reach the target amounts, Mr. Fallon was paid an incentive bonus of $50,000 on January 16, 1997 upon the recommendation of the Compensation Committee and approved by the Board of Directors. Pursuant to the agreement, Mr. Fallon is prohibited from competing with the Company for a period of two years following the termination of the agreement. In connection with the employment agreement, the Company granted Mr. Fallon an option to purchase up to 400,000 shares of Common Stock. The exercise price was reduced on May 12, 1995 by the Board from $3.00 to $2.25, the then market price of the Common Stock, and options to purchase 133,332 shares of Common Stock were converted from non-incentive to incentive stock options. Options to purchase 100,000 shares of Common Stock become exercisable on each of November 4, 1994, 1995, 1996 and 1997 and remain exercisable until the close of business on December 1, 1999. The Company has granted Mr. Fallon the right to demand that the Company register for public sale the shares of Common Stock underlying the options.

     The Company engaged Mr. Frank G. McDougall, Jr., a Director of the Company, as a consultant on a nonexclusive basis principally in the areas of management and government relations and regulation from December 1993 until January 1995. Mr. McDougall was paid $30,000 per year and was reimbursed for his expenses for these services. In January 1995, Mr. McDougall became a part-time employee of the Company and currently is paid a salary of $40,000 per year and provided a leased car to the value of $8,500 per year .

Stock Options

     In 1991, the Company adopted the 1991 Stock Option Plan ("1991 Plan") which authorized the granting of non-qualified stock options for up to a maximum of 800,000 shares of Common Stock. Currently there are issued non-qualified stock options to acquire up to 2,000 shares of Common Stock under the 1991 Plan. The 1991 Plan has been suspended and no further options will be granted under the plan.

     On November 3, 1993, the Board adopted the 1993 Performance Equity Plan ("1993 Plan"). The 1993 Plan authorizes the granting of awards for up to 1,000,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as "incentive" stock options under
Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards, as described in the 1993 Plan. The 1993 Plan was effective as of November 3, 1993 and approved by the stockholders on August 24, 1994. At January 20, 1997, under the 1993 Plan, there were granted options to purchase an aggregate of 496,332 shares of Common Stock at prices ranging from $1.75 to $3.25 per share, exercisable from vesting until various expiration dates between 1998 and 2001. Under these options, currently an aggregate of 458,332 shares of Common Stock may be purchased by the optionholders as incentive options and 38,000 shares of Common Stock may be purchased by an optionholder as non-incentive options. The table below sets forth those options granted under the 1993 Plan to directors and officers of the Company.


                                       Number of
Name                                     Shares        Exercise Price    Grant Date       Expiration Date
------------------------------         -------------   --------------   --------------    ---------------

Timothy G. Fallon
Chief Executive Officer,                     133,332           $2.25    May 12, 1995      December 1, 1999
 President and Director                       20,000           $2.50    July 24, 1996     July 24, 2006

                                                                                          Various dates in
Frank G. McDougall                            70,000           $2.25    May 12, 1995      1999 and 2000
 Chairman of the Board                        30,000           $2.50    July 24, 1996     July 24, 1996

Bruce MacDonald                               25,000           $3.25    June 22, 1994     June 15, 1999
 Executive Vice President                     20,000           $1.75    December 6,1995   December 6, 2000
 and Chief Financial Officer                  10,000           $2.12    June 7, 1996      June 7, 2001

     The Company has granted options to acquire an aggregate of 1,258,668 shares of Common Stock of the Company not under any stock option plan at prices ranging from $1.75 to $6.00. All of these options are non-incentive options. Of these options, 576,668 have been granted to directors and officers of the Company and 682,000 have been granted to other persons or entities. The table below sets forth those options granted to directors and officers of the Company.

                                       Number of      Exercise
Name                                     Shares        Price        Grant Date               Expiration Date

Timothy G. Fallon
 Chief Executive Officer,                266,668       $2.25        May 12, 1995             December 1, 1999
 President and Director                   10,000       $2.50        July 24, 1996            July 24, 2006
                                          20,000       $2.25        May 12, 1995             January 13, 2000
Robert C. Getchell, Director              10,000       $2.12        June 7, 1996             June 7, 2001
                                          30,000       $2.50        July 24, 1996            July 24, 2006
                                          20,000       $1.75        December 6, 1995         December 6, 2000
David R. Preston, Director                10,000       $2.12        June 7, 1996             June 7, 2001
                                          30,000       $2.50        July 24, 1996            July 24, 2006

                                       Number of      Exercise
Name                                     Shares         Price        Grant Date               Expiration Date
                                          20,000       $2.25        May 12, 1995              May 12, 2000
Norman E. Rickard, Director               10,000       $2.12        June 7, 1996              June 7, 2001
                                          30,000       $2.50        July 24, 1996             July 24, 2006
                                          20,000       $2.25        May 12, 1995              September 1, 1999
Beat Schlagenhauf, Director               10,000       $2.12        June 7, 1996              June 7, 2001
                                          30,000       $2.50        July 24, 1996             July 24, 2006
Richard Worth, Director                   20,000       $2.25        May 12, 1995              September 1, 1999
                                          10,000       $2.12        June 7, 1996              June 7, 2001
                                          30,000       $2.50        July 24, 1996             July 24, 2006

Compensation of Outside Directors

     Directors who are employees of the Company do not receive any fees for attending board meetings. Directors who are not employees of the Company, in addition to options set forth above, receive $5,000 each year, $2,500 payable on July 1 and $2,500 payable on January 1, provided the directors participate in 80% or more of the board meetings for the six months prior to the July 1 and January 1 payment date, and $500 for each board meeting attended.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock owned as of January 20, 1997 by (i) each person who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors and officers, and (iii) all directors and officers as a group.

                                    Amount and Nature of               Percentage of
Owner's Name and Address            Beneficial Ownership         Outstanding Shares Owned
---------------------------     ---------------------------    ---------------------------
Frank G. McDougall, Jr.                           70,000(1)                0.7%
Waterman Place
Quechee, Vermont  05059

Timothy G. Fallon                                202,000(2)                2.0%
41 Sarles Street
Bretton Ridge Estates
Mt. Kisco, New York 10549

Robert C. Getchell                                25,000(3)                0.3%
15 Clarina Nichols Lane
Quechee, Vermont 05050

David R. Preston                                  22,000(3)                0.2%
115-117 Stage Harbor Road
Chatham, MA  02633

Norman E. Rickard                                 22,000(3)                0.2%
1 Bretton Ridge Road
Mt. Kisco, NY  10549



                                  Amount and Nature of               Percentage of
Owner's Name and Address          Beneficial Ownership         Outstanding Shares Owned
-----------------------------     ---------------------        ------------------------
Beat Schlagenhauf                           20,000(3)                0.2%
Schlagenhauf & Partners, A.G.
Parkring 57
Postfach 524
8027 Zurich, Switzerland

Richard Worth                               27,500(3)                0.3%
R.W. Frookies, Inc.
The Bay Complex, Bay Street
Sag Harbor, New York 11963

M. Dolores Paoli                           687,500(4)                7.1%
1177 Summer Street
Stamford, CT 06905

All Officers and Directors                 406,000(5)                4.0%
as a group (8 Individuals)



*        Less than 0.1%.

               (1) Includes 70,000 shares of Common Stock issuable upon exercise of immediately exercisable stock options. Does not include 30,000 shares of Common Stock issuable upon exercise of stock options which vest in the future.

               (2) Includes 200,000 shares of Common Stock issuable upon exercise of immediately exercisable stock options. Does not include 230,000 shares of Common Stock issuable upon exercise of stock options which vest in the future.

               (3) Includes 20,000 shares of Common Stock issuable upon exercise of immediately exercisable stock options. Does not include 40,000 shares of Common Stock issuable upon exercise of stock options which vest in the future.

               (4) Does not include any shares of Common Stock beneficially owned by Mr. Durrani, the husband of Ms. Paoli, as to which Ms. Paoli disclaims beneficial ownership. Mr. Durrani beneficially owns 135,100 shares of Common Stock and has an immediately exercisable option to acquire up to 125,000 shares of Common Stock. Does not include 405,000 shares of Common Stock owned by Heights Development Corp. ("HDC"), a corporation in which Ms. Paoli is a 15% shareholder. Ms. Paoli's sister, Gloria Paoli, owns 85% of HDC. Ms. Paoli disclaims beneficial ownership of the shares of Common Stock owned by HDC.

               (5) Includes 387,500 shares of Common Stock issuable upon exercise of immediately exercisable stock options. Does not include 417,500 shares of Common Stock issuable upon exercise of stock options which vest in the future.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Condor Ventures, Inc. ("Condor") has been a consultant to the Company since January 1990. In October 1993, the Company entered into a consulting agreement under which Condor renders consulting services (generally marketing, demographic and product positioning studies, as well as public relations and management advice) on a non-exclusive basis for a period of five years. The services are provided by Mr. Adnan A. Durrani who is the President of Condor, a former director of the Company and the spouse of M. Dolores Paoli, a holder of more than five percent of outstanding Common Stock of the Company. During the term of the agreement, Condor is paid $100,000 annually. In addition, the Company paid Condor $50,000 on the effective date of the agreement for services rendered during the period from November 1, 1992 to October 1, 1993. Under the agreement, the Company granted Condor an option to purchase up to 125,000 shares of Common Stock at an exercise price of $5.00 per share, which exercise price was reduced to $2.25 on May 12, 1995, by the Board. This option is fully vested and is exercisable until October 2003. The Company has granted Condor certain "piggyback" and demand registration rights for the Common Stock issued upon exercise of the options until 2005.


                                     PART IV

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

    Financial Statements and Financial Statement Schedules.

       Reference is made to the Index to Financial Statements included in Item 7 of Part II hereof, where such documents are listed.

    Exhibits as required by Item 601 of Regulation S-K:


Exhibit
Number       Description
 3.1         Amended and Restated  Certificate  of  Incorporation  of Registrant
             dated January 12, 1993. (Incorporated by reference from Exhibit 3.3 of Form 10-K for fiscal  year  ended  October  30,  1993 - File No.
             1-11254.)

 3.2         By-Laws of Registrant.  (Incorporated by reference from Exhibit 3.4 of Registration
             Statement 33-46382.)

 4.1         Form of Representative's Warrant.  (Incorporated by reference from Exhibit 4.1 of
             Registration Statement 33-46382.)

10.1         Equipment  Lease between the Company and AMI Leasing,  February 14,
             1992.  (Incorporated by reference from Exhibit 10.1 of Registration
             Statement 33-46382.)

10.2         Commercial  Lease  between the Company  and Bunco,  Inc.,  July 22,
             1991.  (Incorporated by reference from Exhibit 10.2 of Registration
             Statement 33-46382.)

10.3         Employment Agreement between Vermont Pure Springs, Inc. and Timothy G. Fallon.
             (Incorporated by reference from Exhibit 10.6 of Form 10-K for fiscal year ended
             October 28, 1994, File No. 1-11254.)

10.4         Stock Option Agreement between Company and Timothy G. Fallon.  (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File
             No. 1-11254.)

10.5         Consulting Agreement between Vermont Pure Springs, Inc. and John X. Maguire.
             (Incorporated by reference from Exhibit 10.8 of Form 10-K for fiscal year ended
             October 28, 1994, File No. 1-11254.)

10.6         1991 Stock Option Plan.  (Incorporated by reference from Exhibit 10.6 of Registration
             Statement 33-46382.)


Exhibit
Number       Description

10.7         Consulting  Agreement dated October 1, 1993 between the Company and
             Condor Ventures Ltd. (Incorporated by reference from Exhibit 10.7 of Registration Statement 33-72940.)

10.8         Agreement  dated  July  30,  1993  between  Transportation  Display
             Industries and the Company. (Incorporated by reference from Exhibit
             10.8 of Registration Statement 33-72940.)

10.9         1993 Performance Equity Plan.  (Incorporated by reference from Exhibit 10.9 of
             Registration Statement 33-72940.)

10.10        Revolving  Credit  Facility  and  Security  Agreement  between  the
             Company and The Chittenden  Bank.  (Incorporated  by reference from
             Exhibits 6.1 and 6.2, respectively of the Report on Form 10-Q for the fiscal quarter ended April 30, 1994.)

10.11 Asset Purchase Agreement dated April 30, 1996. (Incorporated by reference from Exhibit 2.1 of the Report on Form 8-K dated May 1,
             1996.)

10.12        Loan  Agreement  dated April 26, 1996 among  Vermont Pure  Springs,
             Inc., the Company and The Chittenden Bank. (Incorporated by reference from Exhibit 10.1 of the Report on Form 8-K dated May 1,
             1996.)

10.13        Promissory Note of Vermont Pure Springs, Inc. in principal amount of $200,000.
             (Incorporated by reference from Exhibit 10.2 of the Report on Form 8-K dated May 1,
             1996.)

10.14        Promissory Note of Vermont Pure Springs, Inc. in principal amount of $100,000.
             (Incorporated by reference from Exhibit 10.3 of the Report on Form 8-K dated May 1,
             1996.)

10.15        Form of Promissory Note of Vermont Pure Springs, Inc. to be entered into May 1,
             1998.  (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated
             May 1, 1996.)

10.16        Lease dated October 1, 1995.  (Incorporated by reference from Exhibit 10.5 of the
             Report on Form 8-K dated May 1, 1996.)

22           Subsidiaries.

23.1         Consent of Feldman Radin & Co., P.C.

27           Financial Data Schedule

         Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year.

                                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VERMONT PURE HOLDINGS, LTD.

                                           By: /s/ Timothy G. Fallon
                                           --------------------------
Dated: January 22, 1997                    Timothy G. Fallon
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                    Title                                              Date

/s/ Frank G. McDougall, Jr.             Chairman of the Board of Directors                 January 22, 1997
--------------------------
Frank G. McDougall, Jr.

/s/ Timothy G. Fallon                   Chief Executive Officer, President and Director    January 22, 1997
--------------------------              (Principal Executive Officer)
Timothy G. Fallon

/s/ Robert C. Getchell                  Secretary and Director                             January 22, 1997
--------------------------
Robert C. Getchell

/s/ David R. Preston                    Director                                           January 22, 1997
--------------------------
David R. Preston

/s/ Norman E. Rickard                   Director                                           January 22, 1997
--------------------------
Norman E. Rickard

/s/ Beat Schlagenhauf                   Director                                           January 22, 1997
--------------------------
Beat Schlagenhauf

                                        Director
-------------------------
 Richard Worth

/s/ Bruce MacDonald                     Senior Vice President and Controller (Chief        January 22, 1997
--------------------------              Financial Officer)
Bruce MacDonald


                                   EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-KSB



           Exhibit
           Number        Description

             3.1         Amended and Restated  Certificate of  Incorporation  of
                         Registrant dated January 12, 1993. (Incorporated by reference from Exhibit 3.3 of Form 10-K for fiscal year ended October 30, 1993 - File No. 1-11254.)

             3.2         By-Laws of Registrant.  (Incorporated by reference from Exhibit 3.4 of
                         Registration Statement 33-46382.)

             4.1         Form of Representative's Warrant.  (Incorporated by reference from Exhibit
                         4.1 of Registration Statement 33-46382.)

            10.1         Equipment  Lease  between the Company and AMI  Leasing,
                         February 14,  1992.  (Incorporated  by  reference  from
                         Exhibit 10.1 of Registration Statement 33-46382.)

            10.2         Commercial Lease between the Company and Bunco, Inc., July 22, 1991.
                         (Incorporated by reference from Exhibit 10.2 of Registration Statement
                          33-46382.)

            10.3         Employment Agreement between Vermont Pure Springs, Inc. and
                         Timothy G. Fallon.  (Incorporated by reference from Exhibit 10.6 of Form
                         10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

            10.4         Stock Option Agreement between Company and Timothy G. Fallon.
                         (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

            10.5         Consulting Agreement between Vermont Pure Springs, Inc. and John X.
                         Maguire.  (Incorporated by reference from Exhibit 10.8 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

            10.6         1991 Stock Option Plan.  (Incorporated by reference from Exhibit 10.6 of
                         Registration Statement 33-46382.)

            10.7         Consulting  Agreement dated October 1, 1993 between the
                         Company and Condor Ventures Ltd. (Incorporated by reference from Exhibit 10.7 of Registration Statement
                         33-72940.)

            10.8         Agreement  dated July 30, 1993  between  Transportation
                         Display Industries and the Company. (Incorporated by reference from Exhibit 10.8 of Registration Statement
                         33-72940.)

            10.9         1993 Performance Equity Plan.  (Incorporated by reference from Exhibit
                         10.9 of Registration Statement 33-72940.)

            10.10        Revolving   Credit  Facility  and  Security   Agreement
                         between   the   Company   and  The   Chittenden   Bank.
                         (Incorporated  by reference  from Exhibits 6.1 and 6.2,
                         respectively  of the Report on Form 10-Q for the fiscal
                         quarter ended April 30, 1994.)


           Exhibit
           Number        Description

            10.11        Asset   Purchase   Agreement   dated  April  30,  1996.
                         (Incorporated  by  reference  from  Exhibit  2.1 of the
                         Report on Form 8-K dated May 1, 1996.)
            10.12        Loan Agreement  dated April 26, 1996 among Vermont Pure
                         Springs,  Inc.,  the Company and The  Chittenden  Bank.
                         (Incorporated  by  reference  from  Exhibit 10.1 of the
                         Report on Form 8-K dated May 1, 1996.)

            10.13        Promissory Note of Vermont Pure Springs, Inc. in principal amount of
                         $200,000.  (Incorporated by reference from Exhibit 10.2 of the Report on
                         Form 8-K dated May 1, 1996.)

            10.14        Promissory Note of Vermont Pure Springs, Inc. in principal amount of
                         $100,000.  (Incorporated by reference from Exhibit 10.3 of the Report on
                         Form 8-K dated May 1, 1996.)

            10.15        Form of Promissory Note of Vermont Pure Springs, Inc. to be entered into
                         May 1, 1998.  (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated May 1, 1996.)

            10.16 Lease dated October 1, 1995. (Incorporated by reference from Exhibit 10.5 of the Report on Form 8-K dated May
                         1, 1996.)

            22           Subsidiaries.

            23.1         Consent of Feldman Radin & Co., P.C.

            27           Financial Data Schedule

                                       26