Form 10QSB
period 1997-01-25
VERMONT PURE HOLDINGS LTD
filed 1997-03-11
CIK 885040

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 25, 1997
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

                                                             Outstanding at
            Class                                             March 7, 1997

Common Stock, $.001 Par Value                                   9,678,268

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                      INDEX

                                                                                        Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheet as at
                           January 25, 1997 (unaudited) and
                           October 26, 1996                                                       3

                           Consolidated Statement of Operations
                           (unaudited) for the Three Months
                           ended January 25, 1997 and January 27, 1996                            4

                           Consolidated Statement of Cash Flows
                           (unaudited) for the Three Months Months ended
                           January 25, 1997 and January 27, 1996                                  5

                           Notes to Consolidated Financial Statements
                           (unaudited)                                                         6 - 7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                          8 - 9

Part II - Other Information                                                                       10

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities                                               10-11

         Item 3.           Defaults upon Senior Securities                                        11

         Item 4.           Submission of Matters to a Vote of Security Holders                    11

         Item 5.           Other Information                                                      11

         Item 6.           Exhibits and Reports on Form 8-K                                       11

                           Signature                                                              12


         Exhibit Index                                                                            13

         10.1              Consulting Agreement between the Company and Corporate
                              Investors Network, Inc. dated December 1, 1996

         10.2              Warrant Agreement between the Company and Eugene F. Malone dated December 1, 1996

         27                Financial Data Schedule

PART I - Item 1

                                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEET

                                                                                      January 25,           October 26,
                                                                                        1997                   1996
                                                                                      -----------           -----------
                                                                                      (UNAUDITED)
                                                     ASSETS

CURRENT ASSETS:
        Cash                                                                      $     706,976        $       783,081
        Accounts receivable                                                             997,384              1,159,806
        Inventory                                                                       799,202                783,156
        Other current assets                                                            201,754                159,145
                                                                                     -----------            -----------
           TOTAL CURRENT ASSETS                                                       2,705,316              2,885,188
                                                                                     -----------            -----------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                              5,563,243              5,536,185
                                                                                     -----------            -----------

OTHER ASSETS:
        Intangible assets - net of accumulated amortization                           1,282,483              1,317,082
        Other assets                                                                    109,584                232,939
                                                                                     -----------            -----------
                                                                                      1,392,067              1,550,021
                                                                                     -----------            -----------
                                                                                  $   9,660,626        $     9,971,394
                                                                                     ===========            ===========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                          $     719,417        $       879,669
        Customer deposits                                                               419,767                421,137
        Accrued expenses                                                                622,107                446,507
        Line of credit                                                                  797,127                441,811
        Current portion of long term debt                                               197,239                197,239
        Current portion of obligations under capital lease                              180,183                180,183
                                                                                     -----------            -----------
           TOTAL CURRENT LIABILITIES                                                  2,935,840              2,566,546

        Long term debt                                                                2,769,587              2,779,408
        Obligations under capital lease                                                  98,945                 98,945
                                                                                     -----------            -----------
           TOTAL LIABILITIES                                                          5,804,372              5,444,899
                                                                                     -----------            -----------
STOCKHOLDERS' EQUITY:
        Common stock - $.001 par value, 20,000,000                                        9,678                  9,678
          authorized shares, 9,678,268 issued and outstanding
          shares at October 26, 1996 and January 25, 1997
        Paid in capital                                                              21,399,420             21,399,420
        Accumulated deficit                                                         (17,552,844)           (16,882,603)
                                                                                    ------------           ------------
           TOTAL STOCKHOLDERS' EQUITY                                                 3,856,254              4,526,495
                                                                                    ------------           ------------
                                                                                  $   9,660,626        $     9,971,394
                                                                                    ============           ============


                                       3
                       See notes to financial statements

                                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                Three months ended
                                                                                                ------------------
                                                                                    January 25,                    January 27,
                                                                                       1997                           1996
                                                                                    -----------                    -----------
                                                                                    (Unaudited)                    (Unaudited)

SALES                                                                           $    2,315,415               $      1,270,031

COST OF GOODS SOLD                                                                   1,230,895                        791,235
                                                                                    -----------                    -----------
GROSS PROFIT                                                                         1,084,520                        478,796
                                                                                    -----------                    -----------
OPERATING EXPENSES:
          Selling, general and administrative expense                                1,237,486                        786,156
          Advertising expenses                                                         420,656                        403,844
          Amortization                                                                  34,599                         22,851
                                                                                    -----------                    -----------
TOTAL OPERATING EXPENSES                                                             1,692,741                      1,212,851
                                                                                    -----------                    -----------
PROFIT (LOSS) FROM OPERATIONS                                                         (608,221)                      (734,055)
                                                                                    -----------                    -----------
OTHER INCOME (EXPENSE):
          Interest - net                                                               (72,991)                       (22,269)
          Miscellaneous                                                                 10,971                           (835)
                                                                                    -----------                    -----------
TOTAL OTHER INCOME (EXPENSE)                                                           (62,020)                       (23,104)
                                                                                    -----------                    -----------
NET  PROFIT (LOSS)                                                              $     (670,241)               $      (757,159)
                                                                                    ===========                    ===========

NET PROFIT (LOSS) PER SHARE                                                             ($0.07)                        ($0.08)
                                                                                    ===========                    ===========

Weighted Average Shares Used in Computation                                          9,678,268                      9,678,268
                                                                                    ===========                    ===========




                                       4
                       See notes to financial statements

                                VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                Three months ended
                                                                                                ------------------
                                                                                     January 25,                   January 27,
                                                                                        1997                          1996
                                                                                     -----------                   -----------
                                                                                     (UNAUDITED)                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                               $      (670,241)              $       (757,159)
         Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation                                                                 175,734                        135,153
           Amortization                                                                  34,599                         22,851
           (Gain) loss on disposal of property and equipment                            (10,248)                             0
                                                                                     -----------                    -----------
                                                                                       (470,156)                      (599,155)

         Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable                                   162,422                        112,561
           (Increase) Decrease in inventory                                             (16,046)                        79,990
           (Increase) Decrease in other current assets                                  (42,609)                        75,633
           (Increase) Decrease in other  assets                                         123,355                            545
           (Decrease) Increase in accounts payable                                     (160,252)                       (26,489)
           (Decrease) Increase in customer deposits                                      (1,370)                         1,204
           (Decrease) Increase in accrued expenses                                      175,600                       (161,774)
                                                                                     -----------                    -----------
CASH USED IN OPERATING ACTIVITIES                                                      (229,056)                      (517,485)
                                                                                     -----------                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                     (209,180)                       (65,858)
         Proceeds from sale of fixed assets                                              16,636                          1,074
                                                                                     -----------                    -----------
CASH USED IN INVESTING ACTIVITIES                                                      (192,544)                       (64,784)
                                                                                     -----------                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from line of credit                                                   355,316                        255,858
         Proceeds from debt                                                             110,725                              0
         Principal payments of debt                                                    (120,546)                       (98,363)
                                                                                     -----------                    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                                   345,495                        157,495
                                                                                     -----------                    -----------

NET INCREASE (DECREASE) IN CASH                                                         (76,105)                      (424,774)

CASH - Beginning of period                                                              783,081                      1,543,260
                                                                                     -----------                    -----------
CASH  - End of period                                                           $       706,976               $      1,118,486
                                                                                     ===========                    ===========


Cash paid for interest                                                          $        87,410               $         16,835
                                                                                     ===========                    ===========


                                       5
                       See notes to financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS FOR PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-KSB for the year ended October 26, 1996.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-KSB and Annual Report for the year ended October 26, 1996.

2.       LONG TERM DEBT

         The Company acquired additional manufacturing equipment during the first quarter of fiscal year 1997 with an estimated value of $170,000. Approximately $110,000 of this was financed by CFX Bank for a term of three years at an annual percentage rate of 9.86%.

3.       CONTINGENCIES

         A. Former Distributor
         In August 1994, an action was brought by a former distributor alleging that the Company breached an oral distribution arrangement by terminating its relationship, refusing to continue to supply it with the Company's products and by allowing another distributor to sell the Company's products within its alleged territory. The distributor is seeking monetary damages and injunctive relief. The Company has certain defenses against the claim and counterclaims which it will assert against the distributor at the appropriate time.

         B. Former Employees
         On March 1, 1996 the Company brought suits against two former employees alleging that they had breached their agreements with the Company. The suits seek permanent injunctive relief and damages. On April 1, 1996 the Company was granted a preliminary injunction in Vermont Superior Court that prevented them from pursuing ventures competitive to the

         Company. A future hearing will address the permanency of the injunction. Subsequently, both employees filed counterclaims against the Company seeking monetary damages. The Company has certain defenses arising out of its claims against the employees that it will assert when necessary.

4.       SUBSEQUENT EVENTS

         A. Asset Purchase
         On February 19, 1997 the Company entered into an Asset Purchase Agreement to purchase certain assets associated with the distribution of water to homes and offices. The purchase price of these assets is $580,000. Chittenden Bank has approved financing of up to $325,000 for the purchase as an extension of the Company's existing loan for a 1996 acquisition. After the new borrowing, the principal balance of the note is estimated to be $1,520,000. It matures on May 1, 1999 when a lump sum payment of approximately $1,150,000 is due. In conjunction with the approval of the increase in borrowing, Chittenden Bank lowered the interest rate on the note from 1.75% to 1.5% over the prime rate and approved the existing line of credit for a one year renewal with the same decrease in interest rate.

         B. Litigation Settlement
         On February 24, 1997 the Company reached a settlement with one of the two former employees involved in ongoing litigation with the Company. The settlement had no material financial impact on the Company and both parties agreed to release their claims against each other.

PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended October 26, 1996.

                              Results of Operations

Sales - Sales for the first quarter of fiscal year 1997 were $2,315,415, an increase of $1,045,384 or 82% over the $1,270,031 reported for the corresponding period last year. Excluding sales attributable to the western New York division that was acquired on May 1, 1996, first quarter sales were $1,834,734, an increase of $564,703 or 44% over the corresponding period last year. Total sales for the new division for the quarter were $480,681. In addition to the sales attributable to the new division, sales of retail-sized products and home and office deliveries in Vermont and New Hampshire increased 53% and 25%, respectively.

Cost of Goods Sold - For the first quarter, Cost of Goods Sold increased from $791,235 in fiscal year 1996 to $1,230,895 in fiscal year 1997 resulting in gross profits of $478,796, or 38% of sales, and $1,084,520, or 47% of sales for the respective periods. The increase in gross profit of $605,724 was due to an increase in sales volume and a considerable decrease in raw material pricing. During the quarter, the Company entered into a bottle supply agreement to source all of its PETE bottles for the next three years. Although the contract significantly lowers the base price of the bottles, prices are dependant on the market costs of resin, and therefore the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first quarter of fiscal year 1997 compared to the corresponding period in fiscal year 1996, total operating expenses were $1,692,741 and $1,212,851, respectively, an increase of $479,890, or 40%.
Excluding operating expenses attributable to the western New York division acquired in May, 1996, total operating expenses increased by 15% for the quarter. Selling, general and administrative expenses increased by $451,330 for the first quarter of fiscal year 1997. The increase in these costs was due to the operation of the new division. In addition to ongoing selling and administration expenses, there were startup and conversion costs for the organization of the division. Total selling, general, and administrative expenses associated with this division were $294,166, for the first quarter. Exclusive of this amount, selling, general, and administrative expenses increased 20% for the quarter as a result of increased sales volume. Advertising expenses increased by $16,812, or 4%, for the quarter compared to the corresponding period of fiscal 1996. Reduced event sponsorship costs accounted for a significant decrease in costs for the period while promotional costs related to increased volume were responsible for increased costs for the quarter.

Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration.

Loss From Operations - Loss from operations for the first quarter of fiscal year 1997 was $608,221, as compared to $734,055 for the same period last year, a decrease of $125,834 or 17%. The decrease in the loss for the quarter is attributable to the increase in sales coupled with a decrease in packaging costs. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a higher margin, less cyclical business. No assurance can be given that this plan will be successful.

Net Loss - The Company's net loss for the first three quarter of fiscal year 1997 was $670,240 compared to $757,159 for the corresponding period last year, an improvement of $86,919 or 11%. Net interest expense increased to $72,991 from $22,269 for the corresponding quarter of the prior fiscal year as a result of increased borrowing to fund operations through a bank line of credit and finance the acquisition of assets in western New York.


                         Liquidity and Capital Resources

As of January 25, 1997, the Company had a working capital deficit of $230,524 compared to positive working capital of $318,642 at the end of its fiscal year on October 26, 1996. Largely as a result of the reduction in the net loss for the quarter, cash flow from operations showed an improvement for the first quarter as compared to the corresponding period in 1996. The net cash outflow improved to $76,105 from $424,774, for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration and expand sales and acquire operating assets needed to accommodate the growth of the business. These requirements will result in continued net cash outflows until sales increase sufficiently to offset the Company's operating costs.

The decrease in working capital of $549,166 reflects the use of cash to fund the operating loss and purchase equipment as well as scheduled debt repayment. As of January 25, 1997 the Company had borrowed $797,127 on its line of credit compared to $441,811 at the beginning of the fiscal year. The maximum available to borrow as of that date was $883,601, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus 1.75%, which was 10.00% per annum on March 7, 1997. The loan facility is secured by all the inventory, receivables and intangible assets of the Company. It was renewed on April 26, 1996 under the terms of the original agreement and expires June 1, 1997.

The Company has reduced its cash usage over the last year. The Company anticipates that its working capital position will improve in future quarters and is adequate to fund operations though it may become necessary for it to seek additional sources of working capital later in 1997. If this is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

PART II - Other Information

Item 1 - Legal Proceedings

         In February 1996, the Company commenced an action against Robert Beattie and John Maguire, two former employees of the Company, in Orange Superior Court in the State of Vermont (Vermont Pure Springs, Inc. v. Robert Beattie and John Maguire, Docket No. S-33- 2-96 Occv.). The Company alleged that the defendants breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996 the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Springs or disclosing any confidential information of the Company to a third party. The Court denied the Company's request for a writ of attachment. Mr. Maguire filed a counterclaim and a third party complaint against the Company and the Company's President seeking compensatory damages and punitive damages of not less than $250,000 and attorneys' fees for alleged breach of contract and unfair trade competition. Mr. Beattie also filed a counterclaim seeking unspecified damages and attorneys'
         fees. The action, with respect to Mr. Maguire, is still in the discovery phase and it is unclear when it will proceed to trial on the merits. The Company does not believe that Mr. Maguire's counterclaims have any merit and intends to pursue the litigation and defend itself vigorously.

         On February 24, 1997, the Company reached a settlement with Mr. Beattie. The settlement resulted in no material financial impact to the Company and both parties agreed to release their claims against each other.


Item 2 - Changes in Securities

(a)      None

(b)      None

(c) On December 1, 1996, the Company granted a warrant covering 20,000 shares of its Common Stock to the president of an investor relations firm, in connection with consulting services to be provided by the investor relations firm pursuant to a consulting agreement with the Company dated as of December 1, 1996.

         The warrant is exercisable (i) with respect to 5,000 shares of Common Stock, for $2.00 per share at such time as the Company's Common Stock has a last sale price, as reported by the NASDAQ Stock Market, Inc. or any national exchange on which the Common Stock is traded, equal to or in excess of $2.00 for five consecutive trading days at any time prior to December 1, 1999, (ii) with respect to an additional 5,000 shares of Common Stock, for $3.00 per share at such time as the Company's Common Stock has a last sale price equal to or in excess of $3.00 for five consecutive trading days prior to December 1, 1999 (iii) with respect to an additional 5,000 shares of Common Stock, for $4.00 per share at such time as the Company's Common Stock has a last sale price equal to or in excess of $4.00 for five consecutive trading days prior to December 1, 1999 and (iv) with respect to the remaining 5,000 shares of Common Stock, for $5.00 per share at such time as the Company's Common Stock has a last sale price equal to or in excess of $5.00 for five consecutive trading days prior to December 1, 1999. If none of the shares of Common Stock become purchasable under the warrant prior to December 1, 1999, then the warrant shall terminate in full. Otherwise, shares subject to the warrant may be purchased for a period of five years from the date that the shares of Common Stock first become purchasable.

         The issuance was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No.    Description

  10.1         Consulting Agreement between the Company and Corporate  Investors
                 Network, Inc. dated December 1, 1996

  10.2         Warrant Agreement between the Company and Eugene F. Malone  dated
                 December 1, 1996

  27           Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  March 7, 1997
        Randolph, Vermont




                                        VERMONT PURE HOLDINGS, LTD.




                                         By: \ S \ BRUCE S. MACDONALD
                                         ----------------------------
                                         Bruce S. MacDonald
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.         Description

  10.1              Consulting Agreement between the Company and Corporate
                      Investors Network, Inc. dated December 1, 1996

  10.2              Warrant Agreement between the Company and Eugene F. Malone dated December 1, 1996

  27                Financial Data Schedule