Form 10QSB
period 1997-04-26
VERMONT PURE HOLDINGS LTD
filed 1997-06-10
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 26, 1997
                           Commission File No. 1-11254

                           VERMONT PURE HOLDINGS, LTD.

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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Outstanding at
                  Class                                    June 6, 1997

Common Stock, $.001 Par Value                                9,716,363

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                      INDEX



                                                                                        Page Number
Part I - Financial Information
         Item 1.           Financial Statements

                           Consolidated Balance Sheets as at
                           April 26, 1997 (unaudited) and
                           October 26, 1996                                                        4

                           Consolidated Statements of Operations
                           (unaudited) for the Three Months and Six Months
                           ended April 26, 1997 and April 27, 1996                                 5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Six Months ended
                           April 26, 1997 and April 27, 1996                                       6

                           Notes to Consolidated Financial Statements
                           (unaudited)                                                         7 - 9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                                         10 - 12

Part II - Other Information                                                                  13 - 14

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                           Signature                                                              15

                                        2

                                                                    Page Number

Exhibit Index                                                            16

         Asset Purchase Agreement dated February 19, 1997 between
         Vermont Pure Springs, Incorporated and Greatwater Refreshment Services, Incorporated

                                     VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                                                                    April 26,                    October 26,
                                                                                       1997                           1996
                                                                       ------------------------------------------------------------
                                                                                   (Unaudited)

                                                                 ASSETS

CURRENT ASSETS:

            Cash                                                         $          540,825             $         783,081
            Accounts receivable                                                   1,711,130                     1,159,806
            Inventory                                                               554,981                       783,156
            Other current assets                                                    160,201                       159,145
                                                                          -------------------           -------------------

              TOTAL CURRENT ASSETS                                                2,967,137                     2,885,188
                                                                          --------------------          -------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                          5,649,885                     5,536,185
                                                                          ------------------           -------------------

OTHER ASSETS:
            Intangible assets - net of accumulated amortization                   1,832,708                     1,317,082
            Other assets                                                             25,589                       232,939
                                                                           -------------------           -------------------

              TOTAL OTHER ASSETS                                                  1,858,297                     1,550,021
                                                                           -------------------           -------------------

TOTAL ASSETS                                                             $       10,471,319             $       9,971,394
                                                                           ===================           ===================

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts payable                                             $        1,317,108             $         879,669
            Customer deposits                                                       518,664                       421,137
            Accrued expenses                                                        507,289                       446,507
            Line of credit                                                          552,616                       441,811
            Current portion of long term debt                                       313,834                       197,239
            Current portion of obligations under capital lease                       63,588                       180,183
                                                                           -------------------           -------------------

              TOTAL CURRENT LIABILITIES                                           3,273,099                     2,566,546

            Long term debt                                                        3,120,463                     2,779,408
            Obligations under capital lease                                          57,848                        98,945
                                                                           -------------------           -------------------

              TOTAL LIABILITIES                                                   6,451,410                     5,444,899
                                                                           -------------------           -------------------

STOCKHOLDERS' EQUITY:
            Common stock - $.001 par value, 20,000,000                                9,716                         9,678
              authorized shares, 9,678,268 issued and outstanding
              shares at October 26, 1996  and 9,716,363 issued and
              outstanding shares at April 26, 1997
            Paid in capital                                                      21,499,381                    21,399,420
            Accumulated deficit                                                 (17,485,188)                  (16,882,603)
                                                                           -------------------           -------------------

              TOTAL STOCKHOLDERS' EQUITY                                          4,023,909                     4,526,495
                                                                           -------------------           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       10,475,319             $       9,971,394
                                                                           ===================           ===================


                                       4
                       SEE NOTES TO FINANCIAL STATEMENTS

                                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY


                                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Six months ended                               Three months ended
                                 -------------------------------------------------------------------------------------------------
                                       April 26,                   April 27,            April 26,                    April 27,
                                          1997                       1996                 1997                         1996
                                 -------------------------------------------------------------------------------------------------

                                     (Unaudited)                 (Unaudited)           (Unaudited)                  (Unaudited)


SALES                         $       6,531,677           $       3,585,121     $       4,216,262            $       2,315,090

COST OF GOODS SOLD                    3,089,297                   2,117,717             1,858,402                    1,326,482
                                 ------------------          ------------------    ------------------           ------------------

GROSS PROFIT                          3,442,380                   1,467,404             2,357,860                      988,608
                                 ------------------             ---------------    ------------------           ------------------

OPERATING EXPENSES:
      Selling, general and
       administrative expense         2,547,797                   1,645,742             1,310,311                      859,586
      Advertising expenses            1,265,030                     941,301               844,374                      537,457
      Amortization                       82,403                      45,702                47,804                       22,851
                                 ------------------          ------------------    ------------------           ------------------

TOTAL OPERATING EXPENSES              3,895,230                   2,632,745             2,202,489                    1,419,894
                                 ------------------          ------------------    ------------------           ------------------

PROFIT (LOSS) FROM OPERATIONS          (452,850)                 (1,165,341)              155,371                     (431,286)
                                 ------------------          ------------------    ------------------           ------------------

OTHER INCOME (EXPENSE):
            Interest - net             (151,871)                    (53,847)              (78,880)                     (31,578)
            Miscellaneous                 2,136                       3,200                (8,835)                       4,035
                                 ------------------          ------------------    ------------------           ------------------

TOTAL OTHER INCOME (EXPENSE)           (149,735)                    (50,647)              (87,715)                     (27,543)
                                 ------------------          ------------------    ------------------           ------------------

NET  PROFIT (LOSS)           $         (602,585)          $      (1,215,988)    $          67,656            $        (458,829)
                                 ==================          ==================    ==================           ==================

NET PROFIT (LOSS) PER SHARE  $               (0.06)       $              (0.13) $               0.01         $              (0.05)
                                 ==================          ==================    ==================           ==================

Weighted Average Shares Used
 in Computation                       9,687,792                   9,678,268             9,697,316                    9,678,268
                                 ==================          ==================    ==================           ==================

                                       5
                       SEE NOTES TO FINANCIAL STATEMENTS.

                                          VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six months ended
                                                                                  -------------------------------------------------
                                                                                       April 26,               April 27,
                                                                                         1997                    1996
                                                                                  -------------------------------------------------

                                                                                      (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

            Net loss                                                            $       (602,585)    $    (1,215,988)
            Adjustments to reconcile net loss to net cash from operating activities:
              Depreciation                                                               268,327             284,204
              Amortization                                                                82,403              45,702
              (Gain) loss on disposal of property and equipment                              194              (4,205)

            Changes in assets and liabilities:
              (Increase) Decrease in accounts receivable                                (462,746)           (220,131)
              (Increase) Decrease in inventory                                           249,175              93,182
              (Increase) Decrease in other current assets                                 (1,056)             80,959
              (Increase) Decrease in other  assets                                       193,126            (12,959)
              (Decrease) Increase in accounts payable                                    437,439             217,180
              (Decrease) Increase in customer deposits                                    14,015              24,679
              (Decrease) Increase in accrued expenses                                     60,782                 257
                                                                                   -----------------    ----------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          239,074            (707,120)
                                                                                   -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant and equipment                                   (293,720)           (210,692)
            Proceeds from sale of fixed assets                                            40,500               5,117
            Cash used in acquisition                                                    (383,295)                  0
                                                                                   -----------------    ----------------
CASH USED IN INVESTING ACTIVITIES                                                       (636,515)           (205,575)
                                                                                   -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from line of credit                                                 110,805             577,588
            Proceeds from debt                                                           435,725             140,000
            Principal payments of debt                                                  (391,345)           (411,051)
                                                                                   -----------------    ----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                    155,185             306,537
                                                                                   -----------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                         (242,256)           (606,158)

CASH - Beginning of period                                                               783,081           1,543,260
                                                                                   -----------------    ----------------

CASH  - End of period                                                           $        540,825     $       937,102
                                                                                   =================    ================



Cash paid for interest                                                          $        183,772     $       101,846
                                                                                   =================    ================

                                       6
                       SEE NOTES TO FINANCIAL STATEMENTS

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

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

2.       ADVERTISING EXPENSES

         The Company expenses advertising costs at the time that the advertising begins to run.

3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Common share equivalents are not included for loss periods as such inclusion would be anti-dilutive.

4.       ACQUISITION

         On March 10, 1997, the Company completed the purchase of certain assets and the assumption of selected liabilities associated with the distribution of water to homes and offices in upstate New York from Greatwater Refreshment Services, Inc. (GRS). The purchase price of these assets was $580,000. Chittenden Bank financed $325,000 of the purchase by increasing the amount of the Company's existing loan that it initially made in connection with a 1996 acquisition. The balance of the purchase price was settled by the assumption of selected operating liabilities of $83,512, the issuance of a note to GRS of $75,000 which was without interest and discounted at the Company's borrowing rate of 10%, and the issuance of 38,095 shares of the Company's common stock at market value of $100,000, or $2.625 per share, at the time of the purchase.

5.       INTANGIBLE ASSETS

         Goodwill that resulted from the acquisition of GRS assets will be amortized over 30 years and was calculated as follows:

 Purchase Price                                                        $580,000
 Acquisition Costs                                                       61,807
 Fair Value of Tangible and Identifiable Intangible Assets             (207,300)
                                                                       ---------
 Total                                                                 $434,507
                                                                       =========

         The purchase price includes $83,512 of deposit liability for acquired GRS customers. In addition, the Company purchased $88,578 of GRS receivables by agreeing to pay GRS that amount in weekly payments cumulatively over the ten weeks following the aquisition. As of June 6, 1997, the amount was paid in full.

         In conjunction with the acquisition of assets during the quarter, the Company entered into non-competition agreements with two of the owners of GRS, pursuant to which the owners will receive payments totaling an aggregate of $92,000 over two years. The cost of these agreements will be amortized over the two year non-competition term. The assets acquired consisted primarily of bottles, coolers, vehicles, and mailing lists.

6.         LONG TERM DEBT

         After increasing the amount payable under the Company's existing acquisition note with Chittenden Bank in connection with the acquisition of GRS assets, the principal balance of this note was $1,531,281 as of March 10, 1997. It matures on May 1, 1999 when a lump sum payment of approximately $1,160,000 is due and payable to Chittenden Bank. In conjunction with the approval of the increase in borrowing, Chittenden Bank lowered the interest rate on the note from 1.75% to 1.5% over the prime rate and approved the existing line of credit for a one year renewal with the same decrease in interest rate.

7.       STOCK ISSUE

         As part of the agreement to purchase assets from GRS, the Company issued 38,095 shares of the Company's common stock at $2.625, the fair market value at the time the agreement was signed. The shares remain in escrow pending performance of the acquired assets for one year from the anniversary date of the sale.

8.       CONTINGENCIES

         A. Former Distributor
         In August 1994, an action was brought by a former distributor alleging that the Company breached an oral distribution arrangement by terminating its relationship, refusing to continue to supply it with the Company's products and by allowing another distributor to sell the Company's products within its alleged territory. The distributor is seeking monetary damages and injunctive relief. The Company has certain defenses against the claim and counterclaims which it will assert against the distributor at the appropriate time. The

         Company does not anticipate that the outcome of the suit will have a material financial impact on the Company.

         B. Former Employees
         On March 1, 1996, the Company brought suits against two former employees alleging that they had breached their agreements with the Company. The suits seek permanent injunctive relief and damages. On April 1, 1996 the Company was granted a preliminary injunction in Vermont Superior Court that prevented the former employees from pursuing ventures competitive to the Company. A future hearing will address the permanency of the injunction. Subsequently, both employees filed counterclaims against the Company seeking monetary damages. The Company has certain defenses arising out of its claims against the employees that it will assert when necessary.

         On February 24, 1997 the Company reached a settlement with one of the two former employees involved in ongoing litigation with the Company. The settlement had no material financial impact on the Company and both parties agreed to release their claims against each other.

         The Company does not anticipate that the outcome of the remaining suit will have a material financial impact on the Company.

9.       SUBSEQUENT EVENT

         On May 5, 1997 the Company received a commitment letter from Chittenden Bank to renew its present line of credit agreement under the same terms for a maximum of up to $1,500,000. Also, Chittenden Bank made available an additional $2,500,000 with the same terms to finance acquisitions. Under the commitment, the interest rate on these notes will be .5% over the prime rate. The Company expects to finalize this agreement with Chittenden Bank in the near future.

 PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended October 26, 1996.

                           Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could course actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occuring after the date of such statements.

                              Results of Operations

Sales - Sales for the first six months of fiscal year 1997 were $6,531,677, an increase of $2,946,556 or 82% over the $3,585,121 reported for the corresponding period last year. Sales for the quarter ending April 26, 1997 were $4,216,262, an increase of $1,901,172 or 82% over the second quarter of fiscal year 1996. Excluding sales attributable to the western New York division, that was acquired on May 1, 1996, sales in the first six months and second quarter of fiscal 1997 were 52% and 56% over the respective corresponding periods last year. Total sales for the new division were $1,085,604 and $604,923 for the six months and three months ending April 26, 1997, respectively.

Sales for retail-size products increased $1,739,944, or 62%, for the first six months of fiscal year 1997 and $1,256,065, or 67%, for the first three months of fiscal year 1997, compared to the respective periods a year ago. This increase was a result of volume increases related to the introduction of new sizes of products and continued growth of secondary labels. Average selling price was substantially unchanged from the previous year. The total increase in sales, by respective percentages for the six month and three month periods, was made up of the following factors: 53% and 73% attributable to new product sizes, 22% and 6% attributable to traditional Vermont Pure sizes, 15% and 14% attributable to Hidden Spring, and 10% and 7% attributable to private labels.

Sales for the Vermont home and office division increased $144,624, or 20%, for the first six months fiscal year 1997 and $64,630, or 16%, for the second quarter of fiscal year 1997 compared to the respective periods for the prior year.

Cost of Goods Sold - For the first six months, Cost of Goods Sold increased from $2,117,717 in fiscal year 1996 to $3,089,297 in fiscal year 1997 resulting in gross profits of $1,467,404 or 41% of sales for the first six months of fiscal year 1996, and $3,442,380, or 53% of sales for the first six months of fiscal year 1997. The increase in gross profit was due to a considerable increase in sales volume and a decrease in raw material pricing. During the quarter, the Company completed installation of a new bottle receiving process and implemented a new bottle supply agreement resulting in a significant material savings per case for the quarter over the comparable period last year. However, the Company's bottle prices are dependant on the market costs of resin, and therefore the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first six months of fiscal year 1997 compared to the corresponding period in fiscal year of fiscal year 1996, total operating expenses were $3,895,230 and $2,632,745, respectively, an increase of $1,262,485 or 48%. For the second quarter of fiscal year 1997 compared to the second quarter of 1996 operating expenses were $2,202,489 and $1,419,894, respectively, an increase of $782,595, or 55%. Selling, general and administrative expenses increased by $902,055 for the first six months and $450,725 for the second quarter of fiscal year 1997. The increase in these costs was due to conversion and operating costs associated with the two acquisitions made in western New York in the previous 12 months. The two businesses have been combined into one operating division. Total selling, general, and administrative expenses associated with this division were $672,450 for the first six months of fiscal year 1997 and $378,284 for the second quarter of fiscal year 1997. Exclusive of these amounts, selling, general, and administrative expenses increased 14% for the six month period and 7% for the three month period as a result of increased sales volume. Advertising expenses increased by $323,729, or 34%, for the six month period and $306,917, or 57% for the three month period compared to the respective corresponding periods of fiscal 1996. The increase in advertising expenses was due to higher promotional expenses associated with increased market penetration and introduction of new product sizes. For the first six months and second quarter of fiscal year 1997 amortization increased significantly from the corresponding periods in fiscal year 1996 as a result of increased goodwill from the acquisition of assets in western New York.

Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration.

Loss From Operations - Loss from Operations for the first six months of fiscal year 1997 was $452,850, as compared to $1,165,341 for the same period last year, an improvement of $712,491 or 61%. Profit from operations for the quarter ending April 26, 1997 was $155,371 compared to a loss of $431,286 for the corresponding period of the prior fiscal year, an improvement of $586,657. The decline in the loss for the six months and the improvement for the quarter is attributable to the increase in sales coupled with a decrease in packaging costs. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a less cyclical business. No assurance can be given that this plan will be successful.

Net Loss - The Company's net loss for the first six months of fiscal year 1997 was $602,585 compared to $1,215,988 for the corresponding period last year, an improvement of $613,403 or 50%. Net profit for the second quarter of fiscal year 1997 was $67,656 compared to a net loss of $458,829 for the second quarter of the previous year. Net interest expense was $151,871 and $78,880 for the first six months and three months of fiscal year 1997, respectively, compared to $53,847 and $31,578 for the same respective periods in fiscal year 1996. The increase in interest expense was a result of increased borrowing to fund operations through a bank line of credit and finance the acquisition of assets in western New York.

                         Liquidity and Capital Resources

As of April 26, 1997, the Company had a working capital deficit of $305,962 compared to positive working capital of $318,642 at the end of its fiscal year on October 26, 1996. Largely as a result of reduction of the net loss for the first six months of the fiscal year, cash flow from operations showed an improvement for the six month period as compared to the corresponding period in fiscal year 1996. The net cash inflow improved to $239,074 from an outflow of $606,158, for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effec market penetration and expand sales and acquire operating assets needed to accommodate the growth of the business. These requirements will result in continued net cash outflows until sales increase sufficiently to offset the Company's operating costs.

The decrease in working capital of $624,604 reflects the use of cash to fund the operating loss and purchase equipment as well as scheduled debt repayment. As of April 26, 1997 the Company had borrowed $552,616 on its line of credit compared to $441,811 at the beginning of the fiscal year. The maximum amount available to borrow as of that date was $1,238,658, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus 1.50%, which was 10.00% per annum on June 6, 1997. The loan facility is secured by all the inventory, receivables and intangible assets of the Company and expires July 1, 1997. The Company has received a commitment from the Chittenden Bank to renew this facility for two more years under the same terms with a maximum credit limit of $1,500,000 and interest rate of prime rate plus .5% and expects to formally accept this commitment in June 1997. In addition, the Chittenden Bank's commitment included availability of $2,500,000 to finance acquisitions under the same terms and interest rate.

The Company borrowed $325,000 from Chittenden Bank for the acquisition of assets from GRS by increasing the amount owed to Chittenden Bank by the Company pursuant to an acquisition note issued in May of 1996 and maturing in May of 1999. In addition to the note, the Company issued a note payable to GRS for $75,000, payable in March 1998, without interest discounted at the Company's current borrowing rate.

The Company has reduced its cash usage over the last year. The Company anticipates that its working capital position will improve in future quarters and is adequate to fund operations though it may become necessary for it to seek additional sources of working capital in the future. If this is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

PART II - Other Information

Item 1 - Legal Proceedings

         In February 1996, the Company commenced an action against Robert Beattie and John Maguire, two former employees of the Company, in Orange Superior Court in the State of Vermont (Vermont Pure Springs, Inc. v. Robert Beattie and John Maguire, Docket No. S-33-2-96 Occv.). The Company alleged that the defendants breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996 the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Springs or disclosing any confidential information of the Company to a third party. The Court denied the Company's request for a writ of attachment. Mr. Maguire filed a counterclaim and a third party complaint against the Company and the Company's President seeking compensatory damages and punitive damages of not less than $250,000 and attorneys' fees for alleged breach of contract and unfair trade competition. Mr. Beattie also filed a counterclaim seeking unspecified damages and attorneys' fees. The action, with respect to Mr. Maguire, is still in the discovery phase and it is unclear when it will proceed to trial on the merits. The Company does not believe that Mr. Maguire's counterclaims have any merit and intends to pursue the litigation and defend itself vigorously.

         On February 24, 1997, the Company reached a settlement with Mr. Beattie. The settlement resulted in no material financial impact to the Company and both parties agreed to release their claims against each other.


Item 2 - Changes in Securities

(a)      None

(b)      None

(c) On March 10, 1997 the Company issued 38,095 shares of its Common Stock to Greatwater Refreshment Services, Inc. In connection with the acquisition of certain assets of such company pursuant to an Asset Purchase Agreement dated February 19, 1997 between the Company and Greatwater Refreshment Services.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

    Exhibit #                                            Description

      10.1 Asset Purchase Agreement between Vermont Pure Springs, Inc. and Greatwater Refreshment Services, Inc. dated February 19, 1997

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            June 6, 1997
                  Randolph, Vermont




                           VERMONT PURE HOLDINGS, LTD.




                               By:/s/Bruce S. MacDonald
                                 Bruce S. MacDonald
                                 Vice President, Chief Financial Officer
                                (Principal Accounting Officer and Principal
                                 Financial Officer)

                                  EXHIBIT INDEX


         Exhibit #                                            Description

      10.1 Asset Purchase Agreement between Vermont Pure Springs, Inc. and Greatwater Refreshment Services, Inc. dated February 19, 1997