Form 10QSB/A
period 1997-04-26
VERMONT PURE HOLDINGS LTD
filed 1997-06-26
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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

         Asset Purchase Agreement dated February 19, 1997 between
         Vermont Pure Springs, Incorporated and Greatwater Refreshment Services, Incorporated

                                     VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                                                                    April 26,                    October 26,
                                                                                       1997                           1996
                                                                       ------------------------------------------------------------
                                                                                   (Unaudited)

                                                                 ASSETS

CURRENT ASSETS:

            Cash                                                         $          540,825             $         783,081
            Accounts receivable                                                   1,711,130                     1,159,806
            Inventory                                                               554,981                       783,156
            Other current assets                                                    160,201                       159,145
                                                                          -------------------           -------------------

              TOTAL CURRENT ASSETS                                                2,967,137                     2,885,188
                                                                          --------------------          -------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                          5,649,885                     5,536,185
                                                                          ------------------           -------------------

OTHER ASSETS:
            Intangible assets - net of accumulated amortization                   1,832,708                     1,317,082
            Other assets                                                             25,589                       232,939
                                                                           -------------------           -------------------

              TOTAL OTHER ASSETS                                                  1,858,297                     1,550,021
                                                                           -------------------           -------------------

TOTAL ASSETS                                                             $       10,475,319             $       9,971,394
                                                                           ===================           ===================

                                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts payable                                             $        1,317,108             $         879,669
            Customer deposits                                                       518,664                       421,137
            Accrued expenses                                                        507,289                       446,507
            Line of credit                                                          552,616                       441,811
            Current portion of long term debt                                       313,834                       197,239
            Current portion of obligations under capital lease                       63,588                       180,183
                                                                           -------------------           -------------------

              TOTAL CURRENT LIABILITIES                                           3,273,099                     2,566,546

            Long term debt                                                        3,120,463                     2,779,408
            Obligations under capital lease                                          57,848                        98,945
                                                                           -------------------           -------------------

              TOTAL LIABILITIES                                                   6,451,410                     5,444,899
                                                                           -------------------           -------------------

STOCKHOLDERS' EQUITY:
            Common stock - $.001 par value, 20,000,000                                9,716                         9,678
              authorized shares, 9,678,268 issued and outstanding
              shares at October 26, 1996  and 9,716,363 issued and
              outstanding shares at April 26, 1997
            Paid in capital                                                      21,499,381                    21,399,420
            Accumulated deficit                                                 (17,485,188)                  (16,882,603)
                                                                           -------------------           -------------------

              TOTAL STOCKHOLDERS' EQUITY                                          4,023,909                     4,526,495
                                                                           -------------------           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       10,475,319             $       9,971,394
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


     Sales for the Vermont home and office division increased $144,624, or 20%, for the first six months of fiscal year 1997 and $64,630, or 16%, for the second quarter of fiscal year 1997 compared to the respective periods for the prior year.


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

                         Liquidity and Capital Resources


     As of April 26, 1997, the Company had a working capital deficit of $305,962 compared to positive working capital of $318,642 at the end of its fiscal year on October 26, 1996. Largely as a result of the reduction of the net loss for the first six months of the fiscal year, cash flow from operations showed an improvement for the six month period as compared to the corresponding period in fiscal year 1996. The net cash inflow improved to $239,074 from an outflow of $707,120, for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration, expand sales and acquire operating assets needed to accommodate the growth of the business. These requirements will result in continued net cash outflows until sales increase sufficiently to offset the Company's operating costs.


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


     The Company has reduced its cash usage over the last year. The Company anticipates that its working capital position will improve in future quarters and is adequate to fund operations, though it may become necessary for it to seek additional sources of working capital in the future. If this is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

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




Dated:            June 26, 1997
                  Randolph, Vermont




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