Form 10QSB
period 1997-07-26
VERMONT PURE HOLDINGS LTD
filed 1997-09-15
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 26, 1997
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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
            Class                                           September 5, 1997

Common Stock, $.001 Par Value                                   10,131,980

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                      INDEX

                                                                                            Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of
                           July 26, 1997 (unaudited) and
                           October 26, 1996                                                        4

                           Consolidated Statements of Operations
                           (unaudited) for the Three Months and Nine Months
                           ended July 26, 1997 and July 27, 1996                                   5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Nine Months ended
                           July 26, 1997 and July 27, 1996                                         6

                   Notes to Consolidated Financial Statements
                           (unaudited)                                                          7 - 9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                                          10 - 13

Part II - Other Information                                                                   14 - 15

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security
                           Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                           Signature                                                              16

                                        2


                                                                                        Page Number
Exhibit Index                                                                                     17


         Stock Purchase Agreement between Vermont Pure Springs, Inc. and
         Carolyn Howard relating to the capital stock of A.M. Fridays, Inc. dated July 16, 1997.

         Loan agreement Between Vermont Pure Springs and Vermont Pure
         Holdings and Chittenden Bank effective June 20, 1997 regarding an operating line of credit and acquisition line of credit.

         Promissory Note Between Vermont Pure Springs and Vermont Pure
         Holdings and Chittenden Bank dated July 17, 1997 regarding an acquisition line of credit.

         Commercial Security Agreement between Vermont Pure Springs and
         Vermont Pure Holdings and Chittenden Bank dated July 17, 1997 regarding the acquisition line of credit.

         Financial data schedule
                                        3


                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       July 26,           October 26,
                                                                                         1997                  1996
                                                                                       ============        ============
                                                                                       (Unaudited)
                                                                                       ============

                                     ASSETS

CURRENT ASSETS:
              Cash                                                                     $    247,854        $    783,081
              Accounts receivable                                                         2,579,712           1,159,806
              Inventory                                                                     550,109             783,156
              Other current assets                                                          140,562             159,145
                                                                                       ------------        ------------

                TOTAL CURRENT ASSETS                                                      3,518,237           2,885,188
                                                                                       ------------        ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                                  6,326,488           5,536,185
                                                                                       ------------        ------------
OTHER ASSETS:
       Intangible assets - net of accumulated amortization                                2,291,299           1,317,082
       Other assets                                                                          21,918             232,939
                                                                                       ------------        ------------
        TOTAL OTHER ASSETS                                                                2,313,217           1,550,021
                                                                                       ------------        ------------
TOTAL ASSETS                                                                           $ 12,157,942        $  9,971,394
                                                                                       ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
              Accounts payable                                                         $  1,368,362        $    879,669
              Customer deposits                                                             600,100             421,137
              Accrued expenses                                                            1,221,952             446,507
              Line of credit                                                                      0             441,811
              Current portion of long term debt                                             550,329             197,239
              Current portion of obligations under capital lease                             60,175             180,183
                                                                                       ------------        ------------

                TOTAL CURRENT LIABILITIES                                                 3,800,918           2,566,546



              Long term debt                                                              3,706,929           2,779,408
              Obligations under capital lease                                                66,169              98,945
                                                                                       ------------        ------------
                TOTAL LIABILITIES                                                         7,574,016           5,444,899
                                                                                       ------------        ------------

STOCKHOLDERS' EQUITY:

     Common stock -$.001 par value, 20,000,000 authorized
       shares, 9,678,268 issued and outstanding shares at
       October 26, 1996 and 9,716,363 issued and outstanding
       shares at July 26, 1997                                                                9,716               9,678
     Paid in capital                                                                     21,499,381          21,399,420
     Accumulated deficit                                                                (16,925,171)        (16,882,603)
                                                                                       ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                                4,583,926           4,526,495
                                                                                       ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 12,157,942        $  9,971,394
                                                                                       ============        ============



                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                              Nine months ended                              Three months ended
                                               ============================================    =====================================
                                                         July 26,              July 27,             July 26,               July 27,
                                                          1997                   1996                 1997                   1996
                                                       ===========             =========            =========             =========
                                                       (Unaudited)            (Unaudited)          (Unaudited)           (Unaudited)
                                                       ===========             =========            =========             =========
SALES                                          $        12,255,738   $         8,410,563  $         5,724,061   $         4,825,442
COST OF GOODS SOLD                                       5,361,124             4,421,337            2,271,827             2,303,620
                                                       -----------             ---------            ---------             ---------
GROSS PROFIT                                             6,894,614             3,989,226            3,452,234             2,521,822
                                                       -----------             ---------            ---------             ---------
OPERATING EXPENSES:
     Selling,general and
       administrative expense                            4,176,986             2,990,499            1,629,189             1,344,757
     Advertising expenses                                2,410,552             1,685,576            1,145,522               744,275
     Amortization                                          136,659               105,819               54,256                60,117
                                                        ----------             ---------            ---------             ---------

TOTAL OPERATING EXPENSES                                 6,724,197             4,781,894            2,828,967             2,149,149
                                                        ----------             ---------            ---------             ---------
PROFIT (LOSS)FROM OPERATIONS                               170,417              (792,668)             623,267               372,673
                                                        ----------             ---------            ---------             ---------

OTHER INCOME (EXPENSE):
              Interest - net                              (230,939)             (119,572)             (79,068)              (65,725)
              Miscellaneous                                 17,954                 1,939               15,818                (1,261)
                                                         ---------             ---------            ---------             ---------
TOTAL OTHER INCOME (EXPENSE)                              (212,985)             (117,633)             (63,250)              (66,986)
                                                         ---------             ---------            ---------             ---------
NET PROFIT (LOSS)                               $          (42,568)   $         (910,301) $           560,017    $          305,687
                                                         =========             =========            =========             =========
NET PROFIT (LOSS)
     PER SHARE                                  $            (0.00)   $            (0.09) $              0.06    $             0.03
                                                         =========             =========            =========             =========
Weighted Average Shares
     Used in Computation                                 9,697,316             9,678,268            9,716,363             9,678,268
                                                         =========             =========            =========             =========











                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine months ended
                                                              =========================================
                                                                   July 26,               July 27,
                                                                     1997                   1996
                                                              ==================      =================
                                                                      (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $         (42,568)      $       (910,301)
   Adjustments to reconcile net loss
    to net cash from operating activities:
       Depreciation                                                     552,046                448,590
       Amortization                                                     136,659                105,819
       (Gain) loss on disposal of property and equipment                (14,440)                 2,366

   Changes in assets and liabilities
     (net of effects of acquisitions):
    (Increase)Decrease in accounts receivable                        (1,237,659)              (947,393)
    (Increase)Decrease in inventory                                     270,534                 68,416
    (Increase)Decrease in other current assets                           18,583                (44,914)
    (Increase)Decrease in other  assets                                 191,020                 48,114
    (Decrease)Increase in accounts payable                              345,462                272,511
    (Decrease)Increase in customer deposits                              68,319                243,569
    (Decrease)Increase in accrued expenses                              765,446                227,169
                                                             ------------------      -----------------
CASH PROVIDED BY OPERATING ACTIVITIES                                 1,053,402               (486,054)
                                                             ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property,plant and equipment                           (638,030)              (318,281)
    Proceeds from sale of fixed assets                                   40,500                 42,116
    Cash used in acquistions                                           (769,903)            (1,240,677)
                                                             ------------------      -----------------
CASH USED IN INVESTING ACTIVITIES                                    (1,367,433)            (1,516,842)
                                                             ------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of)line of credit                         (441,811)               530,304
    Proceeds from debt                                                  808,468              1,290,000
    Principal payments of debt                                         (587,853)              (553,123)
                                                             ------------------      -----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  (221,196)             1,267,181
                                                             ------------------      -----------------

NET INCREASE (DECREASE) IN CASH                                        (535,227)              (735,715)


CASH - Beginning of period                                              783,081              1,543,260
                                                             ------------------      -----------------
CASH - End of period                                         $          247,854      $         807,545
                                                             ==================      =================

Cash paid for interest                                       $          266,201      $         188,055
                                                             ==================      =================

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

4.       LINE OF CREDIT

         On June 20, 1997 the Company executed loan agreements for two credit facilities with the Chittenden Bank. One, for a term of two years, provides operating capital of up to $1,500,000 based on a formula derived from inventory and receivables. The second provides funds for acquisitions, subject to the banks approval, of up to $2,500,000. Both loans are secured by substantially all of the Company's assets.

5.       ACQUISITION

         On July 16, 1997, the Company completed the purchase of all of the stock of A.M. Fridays,

         Inc. a company operating distribution routes for water and coffee to homes and offices and commercial vending services primarily in the greater Manchester, New Hampshire area. The purchase price of the stock was $650,000. Chittenden Bank financed $350,000 of the purchase from the acquisition credit facility that was provided by the loan agreement dated June 20, 1997. The balance of the purchase price was settled by the issuance of a note to Carolyn Howard, the seller of the stock, of $300,000, for eight years, at 8.5% interest due in equal monthly installments over the term of the note. An additional amount is due contingent on the future performance of the acquired company.

6.       INTANGIBLE ASSETS

         Goodwill that resulted from the acquisition of AMF stock will be amortized over 30 years and was calculated as follows:

                  Purchase Price                                      $ 650,000
                  Acquisition Costs                                      41,713
                  Fair Value of Tangible and Identifiable
                    Intangible Assets                                  (738,985)
                  Liabilities Assumed                                   518,474
                                                                        --------
                  Total                                               $ 471,202
                                                                        ========
         In conjunction with the acquisition during the quarter, the Company entered into non-competition, employment and consulting agreements with the majority stockholder of AMF, pursuant to which the owners will receive payments totaling an aggregate of $175,000 over five years. The assets acquired consisted primarily of bottles, coolers, vehicles, and customer lists.

7.         LONG TERM DEBT

         The principal balance of the Company's original acquisition note for the acquisition of western New York assets was $1,474,882 as of July 26, 1997. It matures on May 1, 1999 when a lump sum payment of approximately $1,160,000 is due and payable to Chittenden Bank. In conjunction with the approval of the new acquisition line of credit, Chittenden Bank lowered the interest rate on the note from 1.5% to .5% over the prime rate. The Company borrowed $350,000 from the acquisition line of credit related to the acquisition of the stock of A.M. Fridays. This loan matures on July 1, 2001 when a lump sum payment of approximately $245,000 is due.

8.       STOCK ISSUE

         As part of the agreement to purchase the stock of AMF, the Company agreed to contingent consideration in the event gross sales of AMF exceed $1,135,000 from the period of January 1, 1997 to January 2, 1998. The Company has agreed to issue a number of its unregistered common shares, valued at the closing price of its registered shares on December 31, 1997, equal to the sales dollars exceeding the stated amount.

9.       CONTINGENCIES

         A. Former Distributor
         In August 1994, an action was brought by a former distributor alleging that the Company breached an oral distribution arrangement by terminating its relationship, refusing to continue to supply it with the Company's products and by allowing another distributor to sell the Company's products within its alleged territory.

         On July 25, 1997 the Company reached a settlement with the distributor. The settlement had no material financial impact to the Company and both parties agreed to release their claims against each other.

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

10.      SUBSEQUENT EVENT

         On August 27, 1997, the Company completed the purchase of all of the stock of Excelsior Spring Water, of Saratoga, New York. Excelsior distributes water and coffee to home and commercial accounts in the southern Vermont, upstate New York, and western Massachusetts and had sales totaling $2.2 million in 1996 and $2.3 million for the first nine months of 1997. The assets acquired consisted primarily of bottles, coolers, vehicles, and customer lists. The purchase price of the acquisition, which was approximately $3.1 million, was financed primarily through the acquisition line of credit provided by the Chittenden Bank and issuance of the Company's common stock.

 PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended October 26, 1996.

                           Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

Sales - Sales for the first nine months of fiscal year 1997 were $12,255,738, an increase of $3,845,175 or 46% over the $8,410,563 reported for the corresponding period last year. Sales for the quarter ending July 26, 1997 were $5,724,061, an increase of $898,619 or 19% over the third quarter of fiscal year 1996. Excluding sales attributable to the western New York division that was acquired on May 1, 1996, sales in the first nine months of fiscal 1997 were 27% over the corresponding period last year. Total sales for the new division were $1,594,510 for the nine months ending July 26, 1997.

Sales for retail-size products increased $2,316,739, or 26%, for the first nine months of fiscal year 1997 and $576,795, or 15%, for the third quarter of fiscal year 1997, compared to the respective periods a year ago. These increases were a result of volume increases related to the continued growth of both the Vermont Pure brand and secondary labels. Sales growth is a result of increased market penetration, development of new markets, and new product sizes. Average selling price for the first nine months of fiscal year 1997 was up 2% from the previous year. The total increase in sales, by respective percentages for the nine month and three month periods, was made up of the following factors: 69% and 30% attributable to Vermont Pure sizes, 16% and 30 % attributable to Hidden Spring, and 15% and 40% attributable to private labels.

Sales for the home and office division increased $1,533,654 or 91%, for the first nine months of fiscal year 1997 and $355,493, or 27%, for the third quarter of fiscal year 1997 compared to the respective periods for the prior year. A substantial portion of the increase in sales for this division can be attributed to acquisitions. Exclusive of acquisitions, sales increased 13% for the nine months and 3% for the third quarter of fiscal year 1997.

Cost of Goods Sold - For the first nine months, Cost of Goods Sold were $5,361,124 for fiscal year 1997 compared to $4,421,337 in fiscal year 1996 resulting in gross profits of $6,894,614, or 56% of sales, for fiscal year 1997 and $3,989,226, or 47% of sales, for fiscal year 1996. For the third quarter, Cost of Goods Sold were $2,271,827 in fiscal year 1997, a decrease from $2,303,620 in fiscal year 1996 resulting in gross profits of $3,452,234, or 60% of sales, for fiscal year 1997 and $2,521,822, or 52% of sales, for fiscal year 1996. The increase in gross profit for the nine months and third quarter was due to a considerable increase in sales volume and a decrease in raw material pricing. During the first half of the fiscal year, the Company completed installation of a new bottle receiving process and implemented a new bottle supply agreement resulting in a significant material savings per case for the quarter over the comparable period last year. However, the Company's bottle prices are dependant on the market costs of resin, and therefore the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first nine months of fiscal year 1997 compared to the corresponding period in fiscal year 1996, total operating expenses were $6,724,197 and $4,781,894, respectively, an increase of $1,942,303 or 41%. For the third quarter of fiscal year 1997 compared to the third quarter of 1996 operating expenses were $2,828,967 and $2,149,149, respectively, an increase of $679,818, or 32%. Selling, general and administrative expenses increased by $1,186,487, or 40%, for the first nine months and $284,432, or 21%, for the third quarter of fiscal year 1997. The increase in these costs was primarily due to conversion and operating costs associated with the recent acquisitions. The Company anticipates that it will continue to work on maximizing the operating efficiencies of the acquired companies over the next six months. Total selling, general, and administrative expenses associated with new acquisitions were approximately $1,035,000 for the first nine months and $373,000 for the third quarter of fiscal 1997. Exclusive of these amounts, selling, general, and administrative expenses increased 6% for the nine month period and stayed the same for the three month period. Advertising expenses increased by $724,976, or 43%, for the nine month period and $401,247, or 54%, for the three month period compared to the respective corresponding periods of fiscal 1996. The increase in advertising expenses was due to higher promotional expenses associated with increased market penetration and introduction of new product sizes. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration.


Profit/Loss From Operations - Profit from operations for the first nine months of fiscal year 1997 was $170,417 as compared to a loss from operations of $792,668 for the same period last year, an improvement of $963,085. Profit from operations for the quarter ending July 26, 1997 was $623,267 compared to $372,673 for the corresponding period of the prior fiscal year, an increase in profit of $250,594. The improvement for the nine months and the quarter is attributable to the increase in sales coupled with a decrease in packaging costs. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a less cyclical business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense was $230,939 and $79,068 for the nine months and third quarter of fiscal year 1997, respectively, compared to $119,572 and $65,725 for the respective periods in fiscal year 1996. The increase in interest expense was a result of increased borrowing to fund operations through a bank line of credit and finance the recent acquisitions.

Net Profit/Loss - The Company's net loss for the first nine months of fiscal year 1997 was $42,568 compared to $910,301 for the corresponding period last year, an improvement of $867,733 or 95%. Net profit for the third quarter of fiscal year 1997 was $560,017 compared to $305,687 for the third quarter of the previous year.


                         Liquidity and Capital Resources

 Largely as a result of reduction of the net loss, cash flow from operations showed an improvement for the nine month period as compared to the corresponding period in fiscal year 1996. The net cash inflow from operations improved to $1,053,402 from an outflow of $486,054, for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquiring operating assets needed to accommodate the growth of the business, and scheduled debt repayments. These requirements may result in continued net cash outflows on a seasonal basis.

As of July 26, 1997, the Company had a working capital deficit of $282,681 compared to positive working capital of $318,642 at the end of its fiscal year on October 26, 1996. The decrease in working capital of $601,323 reflects, primarily, the use of cash to purchase equipment, for scheduled debt repayment and to finance acquisitions and resulting integration costs. As of July 26, 1997 the Company had not borrowed on its line of credit compared to a $441,811 balance at the beginning of the fiscal year. The maximum amount available to borrow as of that date was $1,500,000, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus .50%, which was 9.00% per annum on

September 5, 1997. The loan facility is secured by all the inventory, receivables and intangible assets of the Company and expires June 1, 1999. In addition, Chittenden Bank's commitment included availability of $2,500,000 to finance acquisitions under the same terms and interest rate.


The Company borrowed $675,000 during the fiscal year from Chittenden Bank in connection with the acquisition of stock and assets of A.M. Fridays and Greatwater Refreshment Services. In addition to the note, the Company issued note payables to the former owners of the acquired companies aggregating $375,000, payable over the next five years, at the Company's current borrowing rate.

The Company has reduced its cash usage over the last year. The Company anticipates that its working capital position will improve in future quarters and is adequate to fund operations though it may become necessary for it to draw down its available line of credit or seek additional sources of working capital in the future. If the later is the case, no assurances can be given that the Company will find a source to provide additional working capital under terms acceptable to the Company.

PART II - Other Information

Item 1 - Legal Proceedings

         An action entitled, S&S Beverage Distributors v. Vermont Pure Springs, Inc., was commenced by the plaintiff, S&S Distributors ("S&S"), in August 1994 in the Supreme Court of the State of New York, Suffolk County, Index No. : 94-20978 (the "S&S Action"). S&S alleges that the Company breached an oral distribution arrangement by terminating its relationship with S&S, refusing to continue to supply S&S with the Company's products and by allowing another distributor to sell the Company's product within its alleged territory.

         On July 25, 1997 the Company reached a settlement with S&S. The settlement resulted in no material financial impact to the Company and both parties agreed to release their claims against each other.

Item 2 - Changes in Securities

(a)      None

(b)      None

(c) As part of the agreement to purchase the stock of AMF, the Company agreed to contingent consideration in the event gross sales of AMF exceed $1,135,000 from the period of January 1, 1997 to January 2, 1998. The Company has agreed to issue a number of the its unregistered common shares, valued at the closing price of its registered shares on December 31, 1997, equal to the sales dollars exceeding the stated amount.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         On June 11, 1997 the Company held its annual shareholders meeting at 1:30 P.M. at Vermont Technical College in Randolph, Vermont. The only matter of business was the election of directors. A total of 8,163,738 votes were cast and the following directors were elected and the respective vote tally:

                           Director                     "For"           Against
                           Frank McDougall             8,128,768        34,970
                           Tim Fallon                  8,152,018        11,720
                           Robert Getchell             8,152,018        11,720
                           David Preston               8,152,018        11,720
                           Norman Rickard              8,152,018        11,720
                           Beat Schlagenhauf           8,152,018        11,720
                           Richard Worth               8,152,018        11,720

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit #                                            Description

            10.1 Stock Purchase Agreement between Vermont Pure Springs, Inc.and Carolyn Howard relating to the capital stock of A.M. Fridays, Inc. dated July 16, 1997.


            10.2 Loan agreement Between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank effective June 20, 1997 regarding an operating line of credit and acquisition line of credit.


            10.3 Promissory Note Between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank dated July 17, 1997 regarding an acquisition line of credit.

            10.4 Commercial Security Agreement between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank dated July 17, 1997 regarding the acquisition line of credit.

            27.1  Financial data schedule
                                       15

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            September 5, 1997
                  Randolph, Vermont




                                                  VERMONT PURE HOLDINGS, LTD.




                                                  By:
                                                     Bruce S. MacDonald
                                        Vice President, Chief Financial Officer
                                    (Principal Accounting Officer and Principal
                                                              Financial Officer)

                                  EXHIBIT INDEX


         Exhibit #                                            Description

            10.1 Stock Purchase Agreement between Vermont Pure Springs, Inc.and Carolyn Howard relating to the capital stock of A.M. Fridays, Inc. dated July 16, 1997.


            10.2 Loan agreement Between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank effective June 20, 1997 regarding an operating line of credit and acquisition line of credit.


            10.3 Promissory Note Between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank dated July 17, 1997 regarding an acquisition line of credit.

            10.4 Commercial Security Agreement between Vermont Pure Springs and Vermont Pure Holdings and Chittenden Bank dated July 17, 1997 regarding the acquisition line of credit.

            27.1  Financial data schedule
                                       17