Form 10KSB
period 1997-10-25
VERMONT PURE HOLDINGS LTD
filed 1998-01-23
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 25, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

                         Commission File Number 1-11254

                           VERMONT PURE HOLDINGS, LTD.
              (Exact name of small business issuer in its charter)


                Delaware                                  06-1325376
---------------------------------------    ------------------------------------
     (State or other jurisdiction of           I.R.S. Employer Identification
      incorporation or organization                         Number

    P.O. Box C, Route 66, Catamount Industrial Park, Randolph, Vermont 05060
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 728-3600

Securities registered pursuant to Section 12(b) of the Act:

         None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.001 per share
                       (Title of Class)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Issuer's revenues for the most recent fiscal year were $17,685,442.

Based on the last sale at the close of business on January 14, 1998, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $41,392,288.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 10,207,371 on January 14, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

Documents incorporated by reference: The information required by Items 9 through 12 of Part III of this Form 10-KSB is incorporated by reference from the Issuer's definitive proxy statement, to be filed with respect to the Issuer's 1998 Annual Meeting of Stockholders.

                                           Exhibit Index is located on page 28

ITEM 1.           BUSINESS.

         The Company bottles, markets and distributes natural spring water under the "Vermont Pure(R)" and "Hidden Spring(R)" brands to the retail consumer and home/office markets. The Company sells to the retail consumer markets primarily in the New England, Mid-Atlantic and Mid-Western states while it sells to the home/office market primarily in Northern New York and Northern New England.

Industry Background

         Bottled water has been and continues to be a fast growing segment of the beverage industry. According to the May 1996 edition of "Bottled Water in the United States," a study prepared by the Beverage Marketing Corporation, total bottled water consumption in the United States more than tripled from 1983 to 1995. Annual consumption increased from 2.8 gallons per capita in 1980 to
11.0 gallons per capita in 1995, and it is projected to reach 14.2 gallons per capita by the year 2000. Bottled water volume in the United States has grown significantly, increasing from the approximately 1.1 billion gallons in 1984 to approximately 2.9 billion gallons in 1995; from approximately $1.3 billion in sales in 1984 to over $3.3 billion in 1995.

         The bottled water market may be divided into two distinct categories: non-sparkling (still or non-carbonated water) which accounts for approximately 80% of bottled water sales and sparkling (carbonated) which accounts for approximately 20% of bottled water sales. All of the Company's natural spring water products are in the non-sparkling category.

         The Company  believes  that the  development  and  continued  growth of bottled water markets since the early 1980's reflects growing public awareness of, and fears about, environmental pollution, including the effect on many municipal water sources of lead, carcinogenic chemical by-products from over-chlorination, toxic waste dumps, landfills and bacterial contamination. In addition, the Company believes that consumers perceive bottled water as a healthy and refreshing beverage alternative to beer, liquor, wine, soft drinks, coffee, tea, juices and juice products. The Company anticipates that sales of bottled water will continue to grow as increased health and fitness consciousness, alcohol moderation and caffeine and sodium avoidance continue to influence consumer choice.

Company Background

         Incorporated in Delaware in 1990, the Company acquired the business of Vermont's Hidden Spring, Inc., a local Vermont bottled water company, in July 1991. The assets included one spring on 1.7 acres of land, a 10,000 square foot office facility and bottling plant in Randolph, Vermont and the "Vermont's
Hidden Spring" brand. Since that acquisition, the Company has acquired additional springs on approximately 65 acres of land and built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, Vermont.

         Immediately after the acquisition of the business of Vermont's Hidden Spring, Inc., the Company developed a new brand under the label, "Vermont Pure(R)." The Vermont Pure(R) brand is positioned as a premium brand for the general consumer market with a wide distribution in supermarkets, convenience stores and other consumer outlets, as well as in home and office markets. The Company has focused on distributing the Vermont Pure(R) brand in the New England and Mid-Atlantic regions since 1991, and more recently the Company has expanded its distribution into the Northern Virginia - Washington, D.C. - Baltimore metropolitan and the Northern Mid-Western markets.

         The Company retained its original product tradename, "Vermont's Hidden Spring," and subsequently modified it to "Hidden Spring(R)" The Company currently markets this brand to essentially the same types of markets as the Vermont Pure(R) brand. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously. See "Competition" below.

         Because the home/office bottled water distribution market is a fragmented yet well established part of the bottled water market and generates margins and cash flows that compare favorably with consumer bottled water, the Company has since the mid-1990's sought to expand home/office distribution in its home market of Vermont and more recently developed and expanded its share of the Northern New York and Northern New England home/office markets. In May 1996, the Company through its wholly owned subsidiary, Vermont Pure Springs Inc. ("Springs"), purchased certain assets of the spring water division of Happy Ice Corporation used in the bottling, sale and distribution of spring water in three and five gallon bottles, the rental of water coolers and coffee dispensers and the sale of coffee, tea and hot beverage supplies for home and office customers. In addition, Springs assumed a lease for a distribution warehouse in Buffalo, New York. The market and distribution area for these products is in Buffalo, Syracuse, Rochester and Western New York.

         The Company has continued a strategy of incremental growth by acquisition in fiscal 1997 and fiscal 1998. In March 1997, the Company purchased certain assets and assumed selected liabilities of the home/office business of Greatwater Refreshment Services, Inc., based in upstate New York. In July 1997, the Company acquired A.M. Fridays, Inc., a home/office distributor of bottled water, coffee, and vending services, with warehouse distribution based in Manchester, New Hampshire and Shelton, Connecticut. The Company believes this acquisition will provide a good base for expansion into northern Massachusetts. A.M. Fridays had 1996 revenues of $1.2 million. In August 1997, the Company purchased the stock of Excelsior Springs Company, a home and commercial bottled water and coffee distributor in the Albany, Saratoga Springs and Plattsburgh, New York markets. Excelsior Springs had annual sales in excess of approximately $2 million in each of 1996 and 1997.

         Subsequent to fiscal 1997, the Company in December 1997 acquired the worldwide trademark and distribution rights for AKVA Icelandic bottled spring water, and intends to absorb the United States distribution of AKVA into its existing operations. AKVA's annual sales were approximately $1 million in 1996. And most recently, in January 1998, the Company acquired the assets of Vermont Coffee Time, Inc. of Williston, Vermont. Vermont Coffee Time, which had total sales of $1.5 million in 1997, delivers Green Mountain Coffee and spring water to offices and homes in Vermont and parts of upstate New York and New Hampshire.

         To date, the Company has not experienced significant problems in integrating its acquired businesses with its existing operations. However, the acquisition of new businesses may require management to devote time and energy to the successful, efficient and timely integration of operations, labor forces, administrative systems (including accounting practices and procedures and management information systems), and varying corporate cultures. Although the Company does not expect to grow by acquisition faster than its ability to integrate new businesses with existing operations, there can be no assurance that management will not find it necessary to devote unanticipated time and effort to integrating new businesses, with possible adverse effects on the Company's business as a whole.

Description of Water Sources

         The primary sources of the natural spring water used by the Company are springs located on the Company's properties in Randolph, Vermont. The springs are in the Green Mountain Range, just east of the gradational contact between the Waits River Formation and Gile Mountain Formation.

         Percolation through the earth's surface is Nature's best filter of water. The Company believes that the exceptionally long percolation period of natural spring water in the central Vermont area and in particular in the area of its springs assures a high level of purity. Moreover, the long percolation period permits the water to become mineralized and Ph balanced.

         Management believes that the age and extended percolation period of its natural spring water provides the natural spring water with certain distinct attributes: a purer water; noteworthy mineral characteristics including the fact that the water is sodium free and has a naturally balanced Ph; and a light, refreshing taste.

         As a result of recent rapid growth in the Company's business, the Company has found it increasingly necessary to purchase bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of such springs are approved sources for natural spring water. See "Government Regulation." During fiscal 1997, purchases of spring water from a non-affiliated source in Vermont amounted to approximately half of the Company's usage of spring water, as compared with approximately 30% in fiscal 1996. The Company is actively exploring the acquisition of additional spring sources that would enable it to reduce its reliance on third-party springs. In this connection, the Company has entered into a purchase and sale agreement pursuant to which it will acquire a high volume spring source that is expected to reduce significantly the Company's need to purchase water from non-affiliated sources. The transaction is expected to close early in calendar 1998. The Company has for several years purchased spring water from a Vermont supplier with whom it has a good relationship, and the Company has no reason to believe that it will not be able to obtain all of the bulk spring water supplies it needs from this supplier. However, if the supplier ceased to sell spring water to the Company at commercially reasonable prices or for any reason, or could no longer meet the Company's needs to a material extent, or if the supplier's spring source were no longer an approved source for natural spring water by reason of contamination or otherwise, then, unless the Company could find adequate amounts of bulk spring water from other suppliers or sources, the Company's business would likely be materially adversely affected by an interruption in supply. The Company believes that it could find adequate supplies of bulk spring water from other sources, but that it might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

         The Company is highly dependent on the integrity and existence of the natural springs from which it obtains its spring water. Natural occurrences beyond the control of the Company such as drought, earthquake or other geological changes, a change in the chemical or mineral content or purity of the water or environmental pollution may affect the amount and quality of the water emanating from the springs the Company uses. Any such occurrence may have an adverse impact on the business of the Company.

Products

         The Company's natural spring water is sold under the Vermont Pure(R) and Hidden Spring(R) brands and is packaged in various bottle sizes ranging from 12 ounces to 1.5 liters and is sold in single units and plastic rings of six bottles, depending on the market to which the product is targeted. The Company has recently introduced a new bottle size of 750 ml (approximately 25 ounces) which consumer feedback indicates is a preferred container size for bottled water. The Company uses a sports cap on various product sizes to create interest and add extra value. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles which is perceived in the marketplace as a high quality package. The home/office natural spring water products are sold in three, five and six gallon bottles. In conjunction with the home/office accounts, the Company also distributes coffee, tea and other hot beverage products and related supplies.

Marketing

         The Company generally markets its Vermont Pure(R) products as "premium" domestic bottled water products. A premium bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, typically PET recyclable bottles, and by being classified as a natural spring water by the Food and Drug Administration ("FDA"). The Company prices its Vermont Pure(R) brand competitive to other domestic premium brands but lower than imported premium water products. The Hidden Spring(R) products are similarly packaged and sold to retail grocery and convenience markets.

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

         The Company has focused its consumer product marketing and sales activities in the eastern and mid-western United States. The Company currently distributes its products in the New England, Mid-Atlantic and Northern Mid-Western states and the Northern Virginia - Washington, D.C. - Baltimore metropolitan area.

         The Company's home/office sales are generated and serviced using directly operated facilities, Company employees and Company designated distributors. The Company generally uses the Vermont Pure(R) brand for this market and maintains distribution routes in its various market areas.

         Slotting Fees

         For the Company to achieve placement of its retail consumer products in certain supermarket chains and individual supermarket stores, it may sometimes be necessary for the Company to purchase shelf space by paying slotting fees. Typically, supermarket chains and prominent local supermarkets impose these charges as a one time payment before the products are permitted in the store or chain. Slotting fees are less frequently imposed by other types of retail outlets such as individual convenience stores and delicatessens. The fees are negotiated on an individual basis. As the Company has become better established and its brands have achieved greater recognition, the Company has become less dependent on slotting fees to gain space. Nevertheless, like many producers of food products, the Company pays slotting fees in some cases, and expects to continue to do so.

         Advertising and Promotion

         The Company advertises its products primarily through television and radio media. In connection with this advertising, the Company uses point of sale, in-store displays, price promotions, store coupons, free-standing inserts and cooperative and trade advertising. The Company has also actively promoted its products through sponsorship of various organizations and sporting events. In recent years, the Company has sponsored professional golf and tennis events, as well as major ski areas and sports arenas, and various charitable and cultural organizations, such as Vermont Special Olympics and the Vermont Symphony Orchestra.

         During the winters of 1995-96, and 1996-97, the Company participated with Cabot Creamery, the Vermont Ski Areas Association and the Vermont Department of Travel & Tourism, to execute a joint television advertising campaign. Management believes that this strategic pooling of advertising dollars delivered a cost-effective media campaign in key market areas. The association with picturesque images of Vermont worked well to enhance the awareness of the Vermont Pure(R) roots in the Green Mountains. The Company is also utilizing co-branding opportunities. During 1996 the Company entered into an arrangement with Ben & Jerry's Homemade Corporation under which the Company supplies its Vermont
Pure(R) water for use in Ben & Jerry's(R) All Natural Sorbets. The Vermont Pure(R) name is highlighted on all Ben & Jerry's sorbet packaging.

         Distribution and Sales

         The Company uses major beverage distributors for the distribution of its consumer products, and distributes its home/office products directly. Using distributors is typical in the beverage industry as an efficient use of capital for maximum market penetration. Beverage distributors purchase the products of many companies and then wholesale them to retail chains or make bulk retail sales. Distributors generally have established relationships with local retail outlets for beverage products and facilitate obtaining shelf space. Occasionally, the Company sells its products directly to grocery store chains.

         The Company distributes its Vermont Pure(R) brand with a number of distributors, including the following principal distributors:

         Coca-Cola  Enterprises,  Inc.  ("CCE"),  which  in 1997  purchased  the
         Company's existing distributor The Coca-Cola Bottling Company of New York, Inc., for parts of New York, including New York City, northern New Jersey, Connecticut, western Massachusetts, southern New Hampshire and southern Vermont;

         The Coca-Cola Bottling Company of Southeastern New England for Rhode Island and for parts of eastern Connecticut;

         The Coca-Cola Bottling Company of Northern New England for parts of New York, northern Vermont and Maine;

         The Coca-Cola Bottling Company of Cape Cod for parts of eastern Massachusetts;

         L. Knife & Son, Inc. for parts of eastern Massachusetts; and Cotton Club, an Ohio-based beverage distributor for Ohio and western Pennsylvania.

         The Company is obligated to supply the distributors with their requirements of the Vermont Pure(R) brand at established prices. In addition, under the CCE agreement, the Company is obligated to participate in the creation and funding of various advertising and marketing programs (in addition to other Company programs) and pay slotting fees to the retail outlets where CCE determines to sell the Vermont Pure(R) brand. Each of the agreements is for a stated term, but is terminable if either party does not fulfill certain obligations.

         CCE and its predecessor have been significant customers of the Company for several years, although the Company's dependence on CCE has been declining since 1995. Sales to CCE in fiscal years 1997, 1996 and 1995, expressed as a percentage of total sales, were 31%, 35% and

39%, respectively. Accounts receivable from CCE at the end of fiscal years 1997, 1996 and 1995, expressed as a percentage of total accounts receivable, were 16%, 14% and 26%, respectively. The Company's contract with CCE is self-renewing but terminable by CCE upon 90 days' notice prior to the annual renewal date. Although the Company considers its relationship with CCE to be good and has no reason to believe that CCE will not continue to distribute its retail products, the Company has been pursuing strategies designed in part to reduce its reliance on CCE, most notably the strategy of diversifying into the home and office markets, where the Company distributes its own products. At present, The Coca-Cola Company does not sell its own brand of spring or purified water, but if it were to introduce such a product, or if CCE were independently to acquire or develop its own brand of water, it is possible that CCE might decide to limit or cancel its distribution of competing waters. Accordingly, if CCE were to terminate its relationship with the Company for any reason, the Company's business would likely be materially adversely affected until the Company could put into place effective replacement means of distribution. Any such material interruption in distribution could result in a loss of sales revenue. In the current market, the Company believes that such replacement means of distribution would likely involve a number of distributors, with the possibility that the Company would suffer inefficiencies, such as higher transport costs, that could also impact earnings.

         As discussed elsewhere, the Company is pursuing an acquisition strategy to purchase independent home and office bottlers and distributors in New England and New York State. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification, such as diminished reliance on a single segment of the market. Moreover, the Vermont Pure(R) brand in the multi gallon or home/office setting affords consumers an opportunity to sample the product, which the Company believes augments retail sales and contributes to brand awareness.

         The Company markets and distributes its water directly to homes and offices in six, five and three gallon reusable bottles. These products are distributed from Company operated warehouses and vehicles by employees throughout Northern New York and Northern New England. Deliveries are made to customers on a regularly scheduled basis. Water coolers, coffee brewers, coffee and other products related to these lines are also distributed on the routes. The Company also sells its Hidden Spring(R) consumer products on these lines to homes, offices and retail outlets. With respect to home and office markets in Southern New England and lower New York State, the Company utilizes a network of outside distributors to distribute the Company's water and ancillary products. The Company does not own any of the assets or employ any of the personnel involved with the distribution of the water in these areas.

         The Company ships its consumer product from its bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors, retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis and transportation costs vary according to the distance of the shipment.

         The  Company  employs  a sales  force  of 15  persons  for  retail  and home/office sales. The Company's sales personnel oversee its beverage distribution network and act as liaison between distributors and the Company for ordering product, facilitating distribution, servicing retail outlets, home/office customers and warehouse distribution. Sales personnel actively seek to expand the number of retail outlets carrying the Company's products, seek distributors and generally implement the Company's marketing efforts.

Contract Packaging

         The Company performs private label contract packaging of its natural spring water for distributors of other brands of bottled water and grocery store chains for house brands. The Company also packs five and six gallon home and office containers for third parties. Contract packaging is very price competitive and typically is performed under short-term agreements. The Company seeks opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains.

Supplies

         The Company does not manufacture any of the bottles or packaging in which its products are sold. The Company purchases all of its PET bottles and the plastic caps used thereon from major plastic bottle vendors. Because of the intense demand for this form of bottle, from time to time the Company has experienced delays in obtaining an adequate number of bottles. Moreover, in 1994 and 1995, the market for plastic bottles and corrugated packaging was volatile and had an adverse impact on the cost of goods sold at that time. In 1996, resin prices that dictate the cost of PET plastic dropped and industry capacity increased. Consequently, the Company's cost for plastic bottles dropped significantly and remained stable in 1997. During this period, the Company negotiated a three-year contract with a new bottle supplier for all of its needs. Purchase contracts, including the new bottle supply contract, that the Company has with its suppliers for many of its raw materials are priced by reference to the market price of resin. Notwithstanding its contracts, the Company may experience market instability in respect of raw material supplies.
 No assurance can be given that the Company will be able to obtain the supplies it requires on a timely basis or that the Company will be able to obtain them at prices that allow it to maintain the profit margin it has had in the past. Any raw material disruption or price increase may result in an adverse impact on the financial condition and prospects for the Company.

         For information about the Company's spring water sources, see "Description of Water Sources."

Seasonality

         The Company's business is seasonal, with the consumer portion of the business being somewhat more seasonal than the home and office market. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months.

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

         More recently, the trend has been toward the development of national brands of natural spring water. Dominating the national market are The Perrier Group of America, Inc. (whose brands include Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Great Bear, Deer Park, Ice Mountain and Zephyrhills Natural Spring Water) and Great Brands of Europe (whose brands include Evian Natural Spring Water and Dannon Natural Spring Water). Perrier is owned by Nestle. In addition, there are many other strong regional brands, such as Naya, Crystal Geyser and Sparkletts. The Pepsi-Cola Company distributes a brand of bottled spring water under the Avalon label and is now selling a purified drinking water under the Aquafina trademark. Consumers may also choose home water purification systems in lieu of drinking spring water, or may choose to drink beverages other than spring waters, such as soft drinks, coffee, juices, beer and wine.

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

         The home and office distribution markets include a number of national companies, such as Culligan, Perrier (Poland Spring, Great Bear and Deer Park), as well as Belmont Springs (Suntory Group). There are also local well established bottled water operators that compete with the Company.

         The Company competes on the basis of pricing, association with the image of the State of Vermont, attractive packaging, customer service in the home/office business, and brand recognition. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously.

Trademarks

         The Company sells its natural spring water products under the trade names Vermont Pure(R) Natural Spring Water and Hidden Spring(R). The Company's labels which include these tradenames are registered with the United States Patent and Trademark Office.

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

         In May 1996, new FDA regulations became effective which redefined the standards for the identification and quality of bottled water. The Company believes that it meets the current regulations of the FDA, including the classification as spring water.

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

         The Company's product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. The Company has received approval for its Vermont Pure(R) and its Hidden Spring(R) brands from 49 states.

         The bottled water industry has a comprehensive program of self-regulation. The Company is a member of the International Bottled Water Association ("IBWA"). As a member of the IBWA, the Company's facilities are inspected annually by an independent laboratory, the National Sanitation Foundation ("NSF"). By means of unannounced NSF inspections, IBWA members are evaluated on their compliance with the FDA regulations and the association's performance requirements which in certain respects are more stringent than those of the federal and various state regulations.

Employees

         As of January 14, 1998, the Company had 138 full-time employees and 10 part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.

         The Company relies to a great degree on the combined efforts of its executive officers, Timothy G. Fallon, its President and Chief Executive Officer, and Bruce S. MacDonald, its Vice President and Chief Financial Officer, for its day to day management and strategic direction. Both of these officers have signed employment agreements with the Company that extend to November 1, 2001.


ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. The Company also owns a spring and recharge acreage in Sharon Springs, New York. The Company currently does not intend to use this spring. The Company rents on a monthly basis an office in an office suite in White Plains, New York.
         The Company rents warehouse space in different locations from time to time for the purpose of the trans-shipment of its bottled water products to its distributors and retailers. This space is rented on a per pallet basis.

         As part of the Company's acquisitions in 1996 and 1997, it has entered into or assumed various lease agreements for properties used as distribution points and office space. The following table summarizes these arrangements:
                                       12


Location                            Lease Expiration                   Sq. Ft.                Annual Rent
Williston, VT                       At will                            2,000                     $17,700
Williston, VT                       March, 1999                        5,000                     $31,400
Manchester, NH                      At will                           10,000                     $42,200
Rochester, NY                       July, 1998                         2,500                     $19,140
Buffalo, NY                         October, 2000                      6,760                     $44,616
Syracuse, NY                        April, 2000                        3,000                     $19,200
Albany, NY                          At will                           12,000                     $48,000
Plattsburgh, NY                     At will                            2,000                     $ 5,400
Shelton, CT                         December, 1998                     2,000                     $11,700

         The Company believes that its existing bottling plant is adequate for its current and near-term needs. However, the Company anticipates that as it grows it will need to add or acquire additional capacity for bottling operations and warehouse space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 3.           LEGAL PROCEEDINGS.

         In February 1996, the Company commenced an action entitled Vermont Pure Springs, Inc. v. Robert Beattie and John Maguire in Orange Superior Court in the State of Vermont. The court assigned the case Docket No. S-33-2-96 Occv. The Company alleged that the defendants, who were former employees of the Company, breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996, the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Springs or disclosing any confidential information of the Company to a third party. The court denied the Company's request for a writ of attachment. Defendant Maguire filed a counterclaim and a third party complaint against the Company's president and the Company seeking compensatory damages and punitive damages of not less than $250,000 and attorneys' fees for alleged breach of contract and unfair trade competition. Defendant Beattie filed a counterclaim seeking unspecified damages and attorneys' fees. Subsequently, the Company settled the litigation with Mr. Beattie for an immaterial amount and the execution of mutual releases. The Company does not believe that the counterclaims of Mr. Maguire have any merit and intends to pursue the litigation and defend itself vigorously.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                                      PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "VPUR". The table below indicates the range of the high and low bid prices of the Common Stock as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.


                                                            High            Low
          Fiscal Year Ended October 26, 1996
                   First Quarter........................  1 15/16        1 1/2
                   Second Quarter.......................  2 1/8          1 1/2
                   Third Quarter........................  2 7/8          1 15/16
                   Fourth Quarter.......................  2 5/8          1 7/8

          Fiscal Year Ended October 25, 1997
                   First Quarter .......................  3 1/8          1 11/16
                   Second Quarter ......................  2 13/16        1 7/8
                   Third Quarter .......................  2 1/2          1 3/4
                   Fourth Quarter ......................  4 3/4          2 1/8

         The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on January 14, 1998 was $4.0625.

         The Company had 209 record owners of the Common Stock as of January 14, 1998. As of that date, the Company believes that there were in excess of 1,500 beneficial holders of the Common Stock.

         No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business.

Sales of Unregistered Securities

         On August 27, 1997, the Company sold 415,617 shares of its Common Stock to a total of 6 stockholders and noteholders of Excelsior Spring Water Company in connection with the acquisition of Excelsior by the Company. The Common Stock was valued at $2.28 per share, and was issued as partial consideration to the sellers in the transaction (the purchasers of the Company's stock) for all of the shares of capital stock of the acquired company. No underwriter was involved and no commissions were paid in this transaction. The sale of the shares was effected in reliance on the exemption available under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

Results of Operations

         Year Ended October 25, 1997 Compared to Year Ended October 26, 1996

         Sales for 1997 were  $17,685,442  compared to $11,878,829  for 1996, an increase of $5,806,613 or 49%. 1997 sales attributable to acquisitions made during the year were $2,323,807, which represented 20 percentage points of the overall 49 point increase. Excluding those revenues, sales for 1997 net of acquisitions were $15,361,635, an increase of $3,482,806, or 29%, over 1996. The Company's 29 percentage point (1997 over 1996) and 27 percentage point (1996 over 1995) increases in sales, net of acquisitions, were accounted for by increases in the following distribution channels: 1997 - 18 percentage points for retail size Vermont Pure(R) (two-thirds of the total increase), 5 points for Hidden Spring(R), 3 points for Private Label, and 3 points for home/office; 1996
- 13 points for retail size Vermont Pure(R) (roughly half of the total increase), 8 points for Hidden Spring(R), 2 points for Private Label and 4 points for home/office.

         Sales of the Company's consumer products were $12,375,567 in 1997, an increase of 34% over 1996, when sales of these products were $9,219,363. The increase reflects the continued growth of the Vermont Pure(R) brand in its core markets and its Hidden Spring(R) brand in secondary distribution channels. Private label volume also continued to grow during the year. In addition, the Company substantially expanded its home and office distribution through acquisitions and grew sales in existing markets. Total sales through the home and office distribution system were $5,309,873 for 1997 compared to $2,655,662 for 1996, an increase of $2,654,211, or 100%. Net of acquisitions, home/office sales increased 12% in 1997.

         Cost of goods sold for 1997 were $7,643,908 or 43% of sales, compared to $6,162,903, or 52% of sales, for 1996. The decrease in cost of goods sold as a percentage of sales compared to the prior year is due to a lower cost of raw materials, lower bottling costs as a result of higher production volumes and more efficient production, and an increase in home and office distribution. Prices for the bottles the Company uses for its retail-size product declined significantly during the year as a result of a decline in the market price of the resin used to produce them and the substantial increase in production volumes. In addition, production equipment was installed to improve the efficiency of bottle handling. As a result of acquisitions, the Company's mix of bottling skewed more toward product for home and office distribution which is characterized by lower bottling costs because of larger sizes and re-fillable bottles. Consequently, the gross profit was higher in 1997 than in 1996, at $10,041,534 compared to $5,715,926, respectively.

         Total operating expenses increased to $9,203,688 in 1997 from $6,725,525 in 1996, an increase of $2,478,163, or 37%. Of these amounts, selling, general and administrative expenses were $5,897,735 and $4,234,104 for 1997 and 1996, respectively, an increase of $1,663,631, or 39%. The increase in selling, general and administrative expenses was due to increased resources utilized to grow the business and expenses associated with the businesses acquired in 1997. Advertising expenses increased to $3,077,145 in 1997 from $2,348,327 in 1996, an increase of $728,818, or 31%. This increase reflects amounts spent on product promotion, primarily for retail-size product, to stay competitive in the marketplace and continue the Company's sales growth trend. The Company anticipates that it will have to continue to make significant promotional expenditures in order to stay competitive in an increasingly competitive market. Amortization expense increased to $228,808 from $143,094 in 1997 and 1996, respectively, an increase of $85,714, or 60%, as a result of the 1997 acquisitions.

         Income from operations in 1997 was $837,846 compared to a loss from operations of $1,009,599 for 1996. Interest expenses increased to $368,224 in 1997 from $196,630 in 1996, an increase of $171,594 or 87%. The increase was a result of greater amounts borrowed during the period primarily related to the acquisitions. The improvement to income before income taxes to $523,395 from a loss before income taxes of $1,267,331 in 1996 was the result of increased sales and decreased manufacturing and operating costs. In 1997, the Company achieved a level of production that lowered fixed costs per unit and that, when combined with variable costs, more than offset the incremental costs from sales of the Company's products.

         Net income of $1,067,395 in 1997 compared to a net loss of $1,267,331 in 1996, an improvement of $2,334,726. The Company recorded a tax benefit of $544,000 in 1997. This benefit reflects a partial recognition of the Company's total available deferred tax assets of approximately $5.8 million at October 25, 1997, based on an evaluation of likely utilization. If the Company continues to be profitable, the remaining $5.2 million of unrecorded deferred tax benefits will be available for recognition in future years. No assurance can be given that the Company will be profitable in the future and that these tax benefits will actually be used. Based on the weighted number of shares of Common Stock outstanding of 9,771,347 during 1997 and 9,678,268 for 1996, the net income per share was $.11 and the net loss per share was $.13, respectively.

         Year Ended October 26, 1996 Compared to Year Ended October 28, 1995

         Sales for 1996 were  $11,878,829  compared to  $8,517,470  for 1995, an increase of $3,361,359, or 39%. Included in 1996 sales are $1,060,072 for the Company's Western New York home and office division which was acquired in May 1996. Net of the acquired business, sales for 1996 were $10,818,757, an increase of $2,301,287, or 27%, over 1995. The increase in sales in consumer-size products is attributed to growth of the Vermont Pure(R) brand in its core markets and development of secondary labels to take advantage of opportunities in new distribution channels. The Company introduced its Hidden Spring(R) brand during 1996, as well as increased its private label volume during the year. In addition, the Company substantially expanded the home and office segment of its business by acquiring the assets of Happy Ice Corporation which services the Buffalo/Rochester area of New York, by establishing relationships with several new distributors to deliver Vermont Pure(R) outside its existing market area, and by continuing to grow this business in the core distribution areas of Vermont and New Hampshire. The home and office delivery segment was 22% and 14% of the Company's total sales for 1996 and 1995, respectively.

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

Liquidity and Capital Resources

         From its inception through fiscal 1996, the Company financed its operations principally through the sale of equity securities in private and public offerings. By fiscal 1997, the Company had become less dependent on the need to raise additional capital through sales of its equity securities and was able to finance its operations and capital expenditures through operating cash flow and a line of credit. As part of a strategy to grow incrementally by acquiring existing home and office businesses, the Company issued 453,712 shares of Common Stock at an aggregate market value of $1,048,126 as part of the financing of certain acquisitions.

         At October 25, 1997, the Company had working capital of $257,371. This represents a decrease of $451,172 from the amount of working capital on October 26, 1996. The decrease in working capital in 1997 is attributable to the acquisition of capital equipment to support the growth of the Company and intangible assets, notably customer lists and goodwill, associated with the purchase of home and office businesses. At October 25, 1997, the Company had availability of $831,000 under a working capital line of credit and had borrowed $238,000 of that amount. The Company believes that its working capital and available credit are adequate to fund its current day to day operations and that revenues will continue to cover operating and capital expenses and debt repayment in the 1998 fiscal year. However, there can be no assurance that this will be the case.

         Cash flow from operations improved to a net inflow of $1,430,523 for the fiscal year ended October 25, 1997 as compared to a net outflow of $224,986 in the fiscal year ended October 26, 1996. This improvement of approximately $1,655,000 is primarily due to the Company's improved profitability. Cash flows from investing activities had a net outflow of approximately $3,751,000, with cash expended for acquisitions of $2,775,000 and $1,080,000 expended for property, plant and equipment being the main components. Financing activities had a net cash inflow of $1,631,000, consisting of new borrowings of approximately $2,532,000 offset by repayments aggregating $901,000.

         At October 25, 1997, the Company has recorded a deferred tax asset of $544,000. Based on current levels of profitability, the realization of such deferred tax asset would take approximately two to three years.

         On June 25, 1997 the Company revised its line of credit agreement with The Chittenden Bank to increase the amount it is permitted to borrow up to a maximum of $1,500,000, based on levels of inventory and receivables, to fund the working capital needs of its operations. The new agreement is for a term of two years. At October 25, 1997, the Company had borrowed $238,000 on its line of credit. The maximum available to borrow as of that date was $831,000, based on the level of receivables and inventory. Chittenden also agreed to loan the
Company additional funds specifically for acquiring businesses with home and office distribution, subject to the Bank's approval. As of October 25, 1997 the Company had borrowed $3,589,625 under this agreement. Both loan facilities are secured by all the inventory, receivables and intangible assets of the Company and the Company pays interest on any outstanding principal at the prime rate as published in The Wall Street Journal, plus .5%, which is currently 9.00% per annum. The Company considers its relationship with Chittenden to be good.
However, due to Chittenden's relatively small size, the Company is actively exploring the possibility of obtaining larger financing facilities from a bank with greater lending capacity. Chittenden has indicated its desire to participate in such a facility.

         In addition to the bank debt associated with its recent acquisitions, the Company financed certain of these transactions with notes to the sellers. As of October 25, 1997, these notes had an unpaid balance of $247,180. The notes are at interest rates ranging from 8.0% to 8.5% and are being repaid through August 2002.

         In 1994, the Company constructed a bottling facility in Randolph, Vermont at a cost of $2,565,000. The Company financed $1,400,000 with loans from several institutional lenders and the town of Randolph, Vermont and approximately $187,000 with a loan from the prior owner of the land on which the facility was built. The loan on the land was paid in full in October 1996. At present, the Company contemplates doubling its plant capacity over the next two years, and anticipates substantial capital expenditures to meet its building and equipment needs. Any further expansion of facilities, including warehouse space, is expected to be financed using a combination of debt and working capital.

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


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
INDEPENDANT AUDITORS' REPORT.........................................       F-2
CONSOLIDATED BALANCE SHEET...........................................       F-3
CONSOLIDATED STATEMENT OF OPERATIONS.................................       F-4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY...............................................................       F-5
CONSOLIDATED STATEMENT OF CASH FLOWS.................................       F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................       F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, Vermont 05060


         We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 25, 1997 and October 26, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended October 25, 1997, October 26, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 25, 1997 and October 26, 1996, and the results of their operations and their cash flows for the years ended October 25, 1997, October 26, 1996 and October 28, 1995 in conformity with generally accepted accounting principles.


                        /s/ Feldman Radin & Co., P.C.
                            Feldman Radin & Co., P.C.
                            Certified Public Accountants

New York, New York
December 17, 1997

                            VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET

                                                                          October 25,             October 26,
                                                                             1997                     1996
                                                                     ---------------------   -------------------


                                     ASSETS

CURRENT ASSETS:
            Cash                                                      $            93,808    $          783,081
            Accounts receivable                                                 1,974,765             1,159,806
            Inventory                                                             978,473               783,156
            Current portion of deferred tax asset                                 326,000                  -
            Other current assets                                                  288,627               159,145
                                                                      --------------------   -------------------

              TOTAL CURRENT ASSETS                                              3,661,673             2,885,188
                                                                      --------------------   -------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                        7,332,912             5,536,185
                                                                      --------------------   -------------------


OTHER ASSETS:
            Intangible assets - net of accumulated amortization                 5,216,300             1,317,082
            Deferred tax asset                                                    218,000                  -
            Others                                                                117,881               232,939
                                                                      --------------------   -------------------
                                                                                5,552,181             1,550,021
                                                                      --------------------   -------------------

                                                                      $        16,546,766    $        9,971,394
                                                                      ====================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts payable                                          $         1,099,094    $          879,669
            Current portion of customer deposits                                   49,534                31,236
            Accrued expenses                                                      986,961               446,507
            Line of credit                                                        238,021               441,811
            Current portion of long term debt                                     885,748               197,239
            Current portion of obligations under capital lease                    144,944               180,183
                                                                      --------------------   -------------------

             TOTAL CURRENT LIABILITIES                                          3,404,302             2,176,645

            Long term debt                                                      5,435,292             2,779,408
            Obligations under capital lease                                       304,597                98,945
            Customer deposits                                                     760,559               389,901
                                                                      --------------------   -------------------

              TOTAL LIABILITIES                                                 9,904,750             5,444,899
                                                                      --------------------   -------------------
STOCKHOLDERS' EQUITY:
            Common stock - $.001 par value, authorized                             10,132                 9,678
              20,000,000 shares, issued and outstanding 10,131,980
              shares at October 25, 1997 and 9,678,268 shares at
              October 26, 1996
            Paid in capital                                                    22,447,092            21,399,420
            Accumulated deficit                                               (15,815,208)          (16,882,603)
                                                                      --------------------   -------------------

              TOTAL STOCKHOLDERS' EQUITY                                        6,642,016             4,526,495
                                                                      --------------------   -------------------

                                                                      $        16,546,766    $        9,971,394
                                                                      ====================   ===================
                                      F-3

                         VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                Year Ended
                                                                    ----------------------------------------------------------------
                                                                         October 25,            October 26,           October 28,
                                                                            1997                   1996                   1995
                                                                    -------------------   ---------------------   ------------------
SALES                                                               $       17,685,442    $         11,878,829    $       8,517,470

COST OF GOODS SOLD                                                           7,643,908               6,162,903            5,070,207
                                                                    -------------------      ------------------     ----------------

GROSS PROFIT                                                                10,041,534               5,715,926            3,447,263
                                                                    -------------------      ------------------     ----------------

OPERATING EXPENSES:
            Selling, general and administrative expenses                     5,897,735               4,234,104            3,426,561
            Advertising expenses                                             3,077,145               2,348,327            2,532,697
            Amortization                                                       228,808                 143,094               91,404
                                                                     -------------------      ------------------     ---------------

TOTAL OPERATING EXPENSES                                                     9,203,688               6,725,525            6,050,662
                                                                    -------------------      ------------------     ----------------

INCOME(LOSS)FROM OPERATIONS                                                    837,846              (1,009,599)          (2,603,399)
                                                                    -------------------      ------------------     ----------------

OTHER INCOME (EXPENSE):
            Interest - net                                                    (368,224)               (196,630)            (154,175)
            Miscellaneous                                                       53,773                 (61,102)             (46,527)
                                                                    -------------------      ------------------     ----------------

TOTAL OTHER INCOME (EXPENSE)                                                  (314,451)               (257,732)            (200,702)
                                                                    -------------------      ------------------     ----------------

INCOME(LOSS) BEFORE INCOME TAXES                                               523,395              (1,267,331)          (2,804,101)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                                    (544,000)                   -                    -
                                                                    -------------------      ------------------     ----------------

NET INCOME (LOSS)                                                   $        1,067,395    $         (1,267,331)   $      (2,804,101)
                                                                    ===================      ==================     ================

NET INCOME (LOSS) PER SHARE                                         $             0.11    $              (0.13)   $          (0.30)
                                                                    ===================      ==================     ================

Weighted Average Shares Used in Computation                                  9,771,347               9,678,268            9,344,935
                                                                    ===================      ==================     ================
                                      F-4

                                VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER' EQUITY

                                                     Common Stock
                                         ---------------------------------    Paid in      Unearned      Accumulated
                                                Shares        Par Value       Capital    Compensation      Deficit     Total
                                         -------------------------------------------------------------------------------------------
Balance, October 29, 1994                      8,378,268   $    8,378 $    17,847,206  $  (643,741)  $  (12,811,171)  $  4,400,672

Retirement of Common Stock                      (300,000)        (300)            300         -                -              -

Sale of Common Stock                           1,600,000        1,600       4,298,607         -                -         4,300,207

Retirement of Options                               -            -           (746,693)     543,724             -          (202,969)

Amortization of Deferred
     Compensation                                   -            -               -         100,017             -           100,017

Net Loss                                            -            -               -            -          (2,804,101)    (2,804,101)

                                         -------------------------------------------------------------------------------------------
Balance, October 28, 1995                      9,678,268        9,678      21,399,420         -         (15,615,272)     5,793,826

Net Loss                                            -            -               -            -          (1,267,331)    (1,267,331)

                                         -------------------------------------------------------------------------------------------
Balance, October 26, 1996                      9,678,268        9,678      21,399,420         -         (16,882,603)     4,526,495

Issuance of Common Stock                         453,712          454       1,047,672         -                -         1,048,126

Net Income                                          -            -               -            -           1,067,395      1,067,395

                                         -------------------------------------------------------------------------------------------
Balance, October 25, 1997                     10,131,980      $10,132     $22,447,092       $ -        ($15,815,208)    $6,642,016
                                         ===========================================================================================


                                      F-5

                         VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                Year ended
                                                                   -----------------------------------------------------------------
                                                                         October 25,            October 26,          October 28,
                                                                            1997                  1996                 1995
                                                                   ------------------------------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)                                            $         1,067,395    $        (1,267,331)   $        (2,804,101)
     Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
       Depreciation                                                          876,553                633,283                525,525
       Amortization                                                          228,808                143,094                 91,404
       (Gain) loss on disposal of property and equipment                     (38,948)                67,421                 25,800
        Non cash imputed stock compensation                                     -                      -                   (13,703)

     Changes in assets and liabilities (net of effect of acquisitions):
       (Increase) Decrease in accounts receivable                           (433,636)              (132,694)              (582,663)
       (Increase) Decrease in inventory                                      (65,185)               189,916                510,365
       (Increase) Decrease in deferred tax asset                            (544,000)                  -
       (Increase) Decrease in other current assets                           (87,311)               (14,983)                47,606
       (Increase) Decrease in other  assets                                   95,057               (132,363)                44,685
       (Decrease) Increase in accounts payable                              (165,552)               176,959               (222,515)
       (Decrease) Increase in customer deposits                               58,127                 57,253                 48,700
       (Decrease) Increase in accrued expenses                               439,215                 54,459               (419,263)
                                                                   ------------------      -----------------       -----------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                               1,430,523               (224,986)            (2,748,160)
                                                                   -------------------      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                            (1,079,569)              (453,392)              (492,887)
     Proceeds from sale of property and equipment                            103,531                230,264                 21,894
     Cash expended for acquisitions                                       (2,774,946)            (1,340,677)                  -
                                                                   -------------------      -----------------      -----------------
CASH USED IN INVESTING ACTIVITIES                                         (3,750,984)            (1,563,805)              (470,993)
                                                                   -------------------      -----------------      -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (paydown) of line of credit                                   (203,790)               441,811                (21,400)
     Proceeds from debt                                                    2,531,978              1,390,000                   -
     Payment of long term debt                                              (487,231)              (523,991)              (105,376)
     Payment of capital lease obligations                                   (209,769)              (279,208)              (341,479)
     Sale of common stock                                                       -                     -                  4,315,209
     Repurchase of stock options                                                -                     -                   (104,250)
                                                                   -------------------   --------------------      -----------------
CASH PROVIDED BY FINANCING ACTIVITIES                                      1,631,188              1,028,612              3,742,704
                                                                   -------------------   --------------------      -----------------

NET INCREASE (DECREASE) IN CASH                                             (689,273)              (760,179)               523,551

CASH - Beginning of year                                                     783,081              1,543,260              1,019,709
                                                                   -------------------   --------------------      -----------------

CASH  - End of year                                                $          93,808     $          783,081        $     1,543,260
                                                                   ===================   ====================      =================



Cash paid for interest                                             $         422,026     $          272,456        $       239,210
                                                                   ===================   ====================      =================

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                       $          81,392     $           94,627        $          -
                                                                   ===================   ====================      =================
                                      F-6

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS OF THE COMPANY

         Vermont Pure Holdings, Ltd. (the "Company") is engaged in the bottling, marketing and distribution of natural spring water obtained from Company-owned properties in Randolph, Vermont, and other properties in Vermont. The Company's products are sold predominately in the New England, Mid-Atlantic and Mid-Western states, through a network of independent beverage distributors.


2.       SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Vermont Pure Springs, Inc., A.M. Friday's, Inc., Excelsior Springs Water Co., Inc . The Company's subsidiaries are wholly-owned. All material intercompany profits, transactions, and balances have been eliminated.

         b. Fiscal Year - The Company operates on a "52-53 week" reporting year. All the years presented are 52 week periods.

         c. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

         d. Accounts Receivable - Accounts receivable are presented net of allowance for doubtful accounts. The allowance was $204,634 and $191,079 at October 25, 1997 and October 26, 1996. Amounts charged to expense were $57,809, $123,667 and $122,000 during the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

         e. Inventories - Inventories consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower of cost or market using average costing.

         f. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to ten years for equipment, and from ten to forty years for buildings and improvements.

         g. Intangible Assets - The Company records goodwill in connection with its acquisitions. Goodwill is amortized over 30 years. The value of customer lists acquired is amortized over 3 years and the value of the covenant agreements not to compete are amortized over the term of the agreements.

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

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". SFAS No. 123 permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No. 25 ("APB No.25") along with the additional disclosure required under SFAS No. 123 if a Company elects to continue to follow APB No. 25. The Company has adopted the disclosure-only option of SFAS No. 123 for fiscal 1997.

         i. Income/(Loss) Per Share - Income/(loss) per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods. Common share equivalents are not included for loss periods as such inclusion would be anti-dilutive.

         j. Advertising Expenses - The Company expenses advertising costs at the time that the advertising begins to run.

         k. Slotting Fees - Slotting fees are paid to individual supermarkets and supermarket chains to obtain initial shelf space for new products. Fees vary from store to store, however, their payment does not guarantee that a company's product will be carried for any definite period of time. The Company pays for such fees by issuing a check, providing free goods or issuing credits for previously sold goods. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses slotting fees when the obligation is incurred.

         l. Customer Deposits - Customers receiving home or office delivery of water pay a deposit for the water bottle on receipt that is refunded when it is returned. The Company uses an estimate (based on historical experience) of the deposits it expects to return over the next 12 months to determine the current portion of the liability and classifies the balance as long term.

              Amounts applicable for fiscal year ended October 26, 1996 have been reclassified to conform to the current year's presentation.

         m. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Pursuant to SFAS 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

         n. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         o. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings approximates fair value.

         p. Accounting for Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At October 25, 1997, the Company believes that there has been no impairment of its long-lived assets.

3.       PROPERTY AND EQUIPMENT

                                                                          October 25,              October 26,
                                                       Life                   1997                    1996
                                                 ----------------      ------------------      -------------------
Land, buildings and improvements...............    10 - 40 yrs.      $          3,305,106    $           3,268,842
Machinery and equipment........................    3 - 10 yrs.                  5,187,447                3,043,750
Equipment held under capital lease.............    3 - 10 yrs.                  1,404,636                1,039,905
                                                                       ------------------      -------------------
                                                                                9,897,189                7,352,497
Less accumulated depreciation..................                                 2,564,277                1,816,312
                                                                       ------------------      -------------------
                                                                     $          7,332,912    $           5,536,185
                                                                       ==================      ===================

4.       INTANGIBLE ASSETS

                                                                          October 25,              October 26,
                                                       Life                   1997                    1996
                                                 ----------------      ------------------      -------------------
Goodwill.......................................      30 yrs.         $          5,159,705    $           1,605,795
Covenants not to compete.......................       5 yrs.                      316,599                   33,598
Customer lists.................................       3 yrs.                      499,378                  208,913







Other..........................................         --                         50,991                   50,341
                                                                       ------------------      -------------------
                                                                                6,026,673                1,898,647
Less accumulated amortization..................                                   810,373                  581,565
                                                                       ------------------      -------------------
                                                                     $          5,216,300    $           1,317,082
                                                                       ==================      ===================


5.    ACQUISITIONS

      The Company completed the following acquisitions in 1997, the Greatwater Refreshment Services, Inc.on March 10, 1997, AM Fridays on July 16, 1997 and Excelsior Springs Water Company on August 27, 1997.

      The following table gives an aggregate summary of the acquisitions in financial terms:

                                                                                1997               1996
                                                                         -----------------  ------------------
Purchase Price                                                         $       4,486,606  $        1,450,000
Acquisition Costs                                                                388,607              90,677
Fair Value of Assets Acquired                                                 (2,736,055)           (742,657)
Fair Value of Liabilities Assumed                                              1,414,752             340,324
                                                                         -----------------  ------------------
Goodwill                                                               $       3,553,910  $        1,138,344
                                                                         =================  ==================

      The detailed components consist of the following:


                                                                                1997               1996
                                                                         -----------------  ------------------
Purchase Price
Cash to Sellers                                                        $       2,437,752 $         1,150,000
Notes to Sellers                                                               1,000,728             300,000
Common Stock to Sellers (453,712 shares)                                       1,048,126                --
                                                                         -----------------  -------------------
                                                                       $       4,486,606 $         1,450,000
                                                                         =================  ===================
Fair Market Value of Assets Acquired:
Accounts Receivable                                                    $         381,323 $           226,231
Inventory                                                                        130,132              23,502
Property, Plant and Equipment                                                  1,576,902             239,996
Intangible Assets                                                                554,115             252,928
Other                                                                             93,583               --
                                                                         -----------------  -------------------
                                                                       $       2,736,055 $           742,657
                                                                         =================  ===================
Liabilities Assumed:
Accounts Payable                                                       $         486,215 $            89,820
Customer Deposits                                                                330,829             209,724
Assumed Notes                                                                    597,708              40,780
                                                                         -----------------  -------------------
Inventory                                                              $       1,414,752 $           340,324
                                                                         =================  ===================


      Goodwill is amortized over a 30 year term. Identifiable intangible assets consist of customer lists and covenants not to compete.

      The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and the 1997 and the 1996 acquisitions as though the acquisitions had been consummated at October 29, 1995. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                                                           Years Ended

                                                                         October 25, 1997               October 26, 1996
                                                                -------------------------       ------------------------
Total Revenue                                              $                   21,481,552 $                   16,983,473
Net Income (Loss)                                          $                    1,422,402 $                   (1,384,550)
Net Income (Loss) per Share                                $                         0.14 $                        (0.14)
Weighted Average Number of Shares                                               9,993,455                      9,993,455

6.    ACCRUED EXPENSES

                                                                    October 25, 1997                October 26, 1996
                                                                -------------------------       ------------------------
Advertising and promotion.................................   $                    276,060     $                  266,565
Payroll and vacation......................................                        395,671                         76,054
Taxes.....................................................                         59,331                         21,799
Acquisition costs. . . . . . . . . . . . . . . . . . . . . . .                    113,383                           --
Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .                     142,516                         82,089
                                                                -------------------------       ------------------------
                                                             $                    986,961     $                  446,507
                                                                =========================       ========================

7.       LINE OF CREDIT

         During the year ended October 29, 1994, the Company entered into a line of credit agreement with a Chittenden Bank to borrow up to $1,250,000 to fund operations. The line is secured by inventory, receivables, and intangible assets. This agreement was renewed in 1995, 1996 and again in 1997. On June 20, 1997 the Company revised this borrowing arrangement with the Chittenden Bank. The new loan agreement provides working capital of up to $1,500,000. Availability of funds under this line is based on a formula dependent on a certain percentage of allowable receivables and inventories. At October 25, 1997 the Company had borrowed and had a maximum availability of approximately $238,000 and $1,069,000, respectively, on the credit line. A year earlier, the Company had a balance due of $442,000 and a maximum availability of $774,000 on the same facility. The loan is secured by substantially all of the Company's assets and are at an interest rate of prime plus 0.5%, currently 9%.


8.       OBLIGATIONS UNDER CAPITAL LEASES

         The Company leases certain equipment under capital lease arrangements expiring through May 1998. Assets held under capital leases are included with property and equipment.

         The following is a schedule of future minimum lease payments under the capital leases and the present value of net minimum lease payments as of October 25, 1997:

              1998. . . . . . . . . . . . . . . . . . . . . .         $ 189,800
              1999. . . . . . . . . . . . . . . . . . . . . .           140,144
              2000. . . . . . . . . . . . . . . . . . . . . .           126,871
              2001. . . . . . . . . . . . . . . . . . . . . .            58,832
              2002 and beyond   . . . . . . . . . . . . . . .            26,036
                                                                      ----------
              Total minimum lease payments                              541,683
              Less amount representing interest                          92,142
                                                                      ----------
              Present value of minimum lease payments                 $ 449,541
                                                                      ==========
9.       LONG-TERM DEBT

         On June 20, 1997 the Company executed a loan agreement with the Chittenden Bank to provide funds for acquisitions, subject to the bank's approval, on a case by case basis. Loan agreements that the Company signed prior to this date with the bank to borrow $1,250,000 and $325,000 for the acquisition of the assets of Happy Spring Water and Greatwater Refreshment Services, respectively, were rolled into the new agreement. Subsequently, the Company borrowed a total of $2,100,000 for the acquisitions of A.M. Fridays, Inc. and Excelsior Springs Water Co., Inc. The Company makes monthly principal and interest payments on the note. The principal balance was $3,589,625 as of October 25, 1997.

         Full details of the Company's long term debt is as follows:

                                                                                        October 25,              October 26,
                                                                                            1997                     1996
                                                                                    --------------------      ------------------

     Building loan, principal and interest at 9.0%, payable
        monthly through 2004 secured by the assets...........................    $              403,922     $            435,049
     Building loans, principal and interest at 5.5% payable
        monthly through 1999 secured by the assets...........................                   342,461                  388,622
     Mortgage on property acquired in October 1993, interest
        at 4.5%, with interest only due through July 1996, then
        principal and interest due through 2000 secured by the
         property............................................................
                                                                                                374,326                  393,731
     Acquisition notes,  variable interest rate, currently at 9% per annum. Term is 4 years.  The notes are  secured by first  interest  on all  accounts
        receivable,   inventory,   equipment,   contract   rights  and   general
        intangibles
        including trademarks and customer lists..............................                 3,589,625                1,247,764
     Promissory note, principal and interest at 8.5% payable
        monthly through May, 2002 with a final payment of
        $140,099 due June, 2002.  Note is unsecured. . . . . . . . . .                          279,375                     --







     Promissory  note,  principal and interest at 8.5% payable  monthly  through
        August, 2002 with a final payment of
       $308,474 due September, 2002.  Note is unsecured. . . . .                                501,051                    --
     Various secured/unsecured notes ranging in amounts of
       $14,000 to $150,000 with interest rates of 8.5% to 10%.
       These notes are for the most part unsecured. . . . . . . . . . .                         830,280                  511,481
                                                                                    -------------------       ------------------
                                                                                              6,321,040                2,976,647
Less current portion.........................................................                   885,748                  197,239
                                                                                    -------------------       ------------------
                                                                                 $            5,435,292     $          2,779,408
                                                                                    ===================       ==================
The loans are secured by various property and equipment.

     Annual maturities of long-term debt are as follows:

Year ending October 31, 1998..........................     $          1,057,770
Year ending October 30, 1999..........................                1,073,539
Year ending October 28, 2000..........................                  891,979
Year ending October 27, 2001 .........................                  719,402
Year ending October 26, 2002 and thereafter  . . . . .                2,578,350
                                                              -----------------
                                                           $          6,321,040
                                                              =================

10.           STOCK ISSUANCES

     During fiscal year 1997, the Company issued 453,712 shares of its common stock. 38,095 shares were issued on March 10, 1997 at the market price of $2.63 in conjunction with the purchase of assets from Greatwater Refreshment Services. 415,617 shares were issued at the market price of $2.28 in conjunction with the purchase of the Excelsior Spring Water Company on August 27, 1997.

     As part of the agreement to purchase the stock of AMF, the Company agreed to contingent consideration in the event gross sales of AMF exceed $1,135,000 from the period of January 1, 1997 to January 2, 1998. The Company has agreed to issue a number of its unregistered common shares, valued at the closing price of its common shares on December 31, 1997, equal to the sales dollars exceeding the stated amount.

11.           PERFORMANCE EQUITY PLAN

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

     As of October 25, 1997 882,852 options had been issued under this plan at prices ranging from $1.50 to $3.00 per share.

12.           STOCK OPTIONS

     The following table illustrates the Company's stock option issuances and positions during the last three fiscal years:

                                                                         Exercise
                                                                        Price Per
                                                    Options               Share
                                             -------------------- --------------------
Outstanding at October 29, 1994. . . . . . . .          1,306,000     $2.00 - 6.00
     Options granted (a) . . . . . . . . . . .            592,375     $2.25 - 3.13
     Options regranted (c) . . . . . . . . . .            753,000        $2.28
     Options retired (b) . . . . . . . . . . .           (548,875)    $2.00 - 5.50
     Options surrendered for regrant (c) . . .           (753,000)    $3.00 - 5.00
                                              -------------------- --------------------
Outstanding at October 28, 1995. . . . . . . .          1,349,500     $2.25 - 6.00
     Options granted (d) . . . . . . . . . . .            455,000     $1.75 - 2.50
     Options retired   . . . . . . . . . . . .            (49,500)    $3.00 - 3.50
                                               -------------------- --------------------
Outstanding at October 26, 1996. . . . . . . .          1,755,000     $2.25 - 3.13
      Options granted (e)  . . . . . . . . . .            392,187     $2.50 - 2.81
      Options regranted (f)  . . . . . . . . .            647,000        $2.50
      Options retired  . . . . . . . . . . . .            (32,000)    $1.81 - 2.25
      Options surrendered (f)  . . . . . . . .           (580,000)    $1.75 - 3.25
                                               -------------------- --------------------
Outstanding at October 25, 1997. . . . . . . .          2,182,187     $1.75 - 6.00
                                               ==================== ====================

     a. The Company granted a total of 592,375 options during fiscal 1995. Of this amount, 400,000 were granted to the Company's new president, which vest over the four year term of his employment agreement.

     b. On January 13, 1995, the Board of Directors authorized the Company to repurchase and amend some of the options issued under the 1991 stock option plan, 1993 performance equity plan and other options issued outside the plans. All repurchase offers were accepted resulting in the retirement of 493,500 outstanding options. The aggregate cost to buy back these options was $104,250. An additional 30,000 options were retired voluntarily and another 25,375 were forfeited through normal terminations. Since a significant amount of the options retired were issued at below market, future deferred compensation costs related to options which had not yet vested were eliminated as a result of these transactions. Total deferred compensation costs eliminated that would have been expensed in future periods were $543,724. Compensation costs that were expended in previous periods were not recaptured.

     c. On May 12, 1995, as a result of the Compensation Committee's recommendation, the Board of Directors regranted options to purchase an aggregate of 753,000 shares of common stock on the same terms as originally granted, with the exception that the exercise price be reduced to $2.25, the market price on such date.

     d. The Company granted 455,000 options in 1996 at prices, dictated by the market, ranging from $1.75 - $2.50 per share. Of the total options granted, 225,000 were awarded to employees and consultants as incentive options under the 1993 plan and 230,000 were granted to outside members of the Board of Directors.

     e. The Company granted 392,187 options in 1997 at prices dictated by the market ranging from $2.50-2.81 per share. All options were awarded under the 1993 plan to employees and a consultant to the Company as incentive options.

     f. On September 12, 1997 the Board of Directors voted to grant new options to officers, directors and employees of the Company that held options that expired before January 1, 2001 ("old options"). The new options were issued in exchange for the surrender of the old options. New options were issued at $2.50, the market price on that date. In the cases that the old option price was lower than the new option price, additional options were issued proportionate to the price difference. 580,000 old options were surrendered under this offer at prices ranging from $1.75-$3.25. 647,000 new options were issued in connection with the offer at the market price of $2.50. The new otions expire on various dates from June, 2004 through December, 2005. Of the old options surrendered 248,333 were incentive options under the 1993 plan. 274,665 of the new shares were issued under the 1993 plan.

     g. At October 25, 1997, out of a total 2,182,187 options outstanding, 1,299,250 options were exercisable.

13.       COMMITMENTS

     a. Employment Contracts - The Company currently has employment contracts with upper management totaling approximately $350,000 in annual salary through 2001. The contracts also contain arrangements for bonuses to these executives if certain performance criteria are met.

         Contracts for the Company's General Counsel and Vice President of Sales were terminated by mutual consent in November and December 1995, respectively. Settlement costs of approximately $60,000 were expensed in fiscal 1996.

     b. Operating Leases - The Company currently leases office space on a month-to-month basis and is obligated under several building, equipment and vehicle leases expiring variously through October 2000. Future minimum rental payments over the terms of these leases are approximately as follows:

                                            1998                      $ 148,341
                                            1999                        104,538
                                            2000                         47,893

         Rent expense under all operating leases was $128,247, $51,727 and $47,583, for fiscal years ending October 25, 1997, October 26, 1996 and October 28, 1995.

14.      RELATED PARTY TRANSACTIONS

     During the years ended October 26, 1996 and October 28, 1995, the Company paid $36,000 each year in consulting fees to an individual who is an outside member of its Board of Directors.

     The Company utilizes the services of a consulting corporation which is related to the Company through ownership in the Company's common stock. The Company incurred consulting fees to this firm of $100,000 for each of the years ended October 25, 1997, October 26, 1996 and October 28, 1995. In October 1993, the Company entered into a five year agreement with this consulting firm providing for fees of $100,000 per year, commencing October 1993. As additional consideration, the consulting firm also received options to purchase 125,000 shares of the Company's common stock for $5.00 per share (subsequently repriced to $2.25 per share). Such options vest at the rate of 25% on each of October 1, 1993, 1994, 1995, 1996 and 1997. The options are exercisable through October 2003. This contract was terminated effective December 12, 1997, with the option provisions surviving.

15.      CONTINGENCIES

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

16.      INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As of October 25, 1997, the Company had net deferred tax assets of $5,814,000, and has recorded a valuation allowance of $5,270,000.

     The major deferred tax asset (liability) items at October 25, 1997 are as follows:


    Accounts receivable allowance                        $              82,000
    Amortization                                                        19,000
    Depreciation                                                      (343,000)
    Slotting Fees                                                       92,000
    Other                                                               14,000
    Net operating loss carryforwards                                 5,950,000
                                                             ------------------
                                                                     5,814,000
    Valuation allowance                                             (5,270,000)
                                                             ------------------
    Deferred tax asset recorded                          $             544,000
                                                             ==================

     The Company has approximately $14.9 million of available loss carryforwards at October 25, 1997 expiring from 2005 through 2011. Due to previous ownership changes or equity structure shifts as defined in the Internal Revenue Code, approximately $3.5 million of the net operating loss carryforwards are limited as to annual utilization.

     The (provision) benefit for income taxes differs from the amount computed by applying the statutory Federal income tax rate to net income (loss) before provision for income taxes as follows:

                                                                        Year Ended
                                                -------------------------------------------------------------
                                                     October 25,          October 26,          October 28,
                                                        1997                  1996                1995
                                                --------------------- --------------------  -----------------
Income tax (provision) benefit
computed at statutory rate.....                     $ (178,000)           $  431,000          $  953,000
Effect of permanent differences                        (18,000)              (23,000)            (27,000)
Effect of temporary differences                         40,000               115,000              47,000
Tax benefit of net operating loss not
  recognized                                              -                 (523,000)           (973,000)
Tax benefit of net operating loss
  carryforward                                         156,000                  -                  -
Change in valuation allowance                          544,000                  -                  -
                                                --------------------- --------------------  -----------------
Benefit for income taxes reported                   $  544,000            $     -             $    -
                                                ===================== ====================  =================

17.      MAJOR CUSTOMER

     In July 1994, the Company signed an agreement with a major distributor. The agreement gives the distributor exclusive rights to sell Vermont Pure water in parts of New York, New Jersey, Connecticut, Massachusetts and Vermont. In turn, the distributor may not sell any other waters. The distributor's purchases under this agreement amounted to 31 %, 35% and 39% of the Company's total sales in fiscal 1997, 1996 and 1995, respectively. Additionally, accounts receivable from the distributor accounted for 16% and 14% of total accounts receivable at October 25, 1997 and October 26, 1996. The agreement also provides for the Company to pay the distributor for promotional and advertising support for the Vermont Pure brand in the market areas covered.

18.      ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

     In fiscal 1997, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended October 25, 1997 and October 26, 1996: annual dividends of $0; expected volatility of 92%; risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended October 25, 1997 and October 26, 1996 was $1.89 and $1.73, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $324,302 and $.03 per share for the fiscal year ended October 25, 1997 and $(2,049,471) and $(.21) per share for the fiscal year ended October 26, 1996.

19.      SUBSEQUENT EVENT

     On January 5, 1998, the Company purchased certain assets from Vermont Coffee Time, Inc. The acquisition increased its home and office distribution business in Vermont. The approximate purchase price was $1.5 million and was financed by a loan from Chittenden Bank, a note to the seller and the issuance of Company stock. The assets acquired consisted primarily of coolers, brewers, vehicles and customer lists.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 9 of Form 10-KSB is contained in the Issuer's definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Stockholders of the Issuer.


ITEM 10.          EXECUTIVE COMPENSATION.

         The information required by Item 10 of Form 10-KSB is contained in the Issuer's definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Stockholders of the Issuer.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by Item 11 of Form 10-KSB is contained in the Issuer's definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Stockholders of the Issuer.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 of Form 10-KSB is contained in the Issuer's definitive proxy statement to be filed with respect to the 1998 Annual Meeting of Stockholders of the Issuer.


ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

The following documents are filed as part of this report:

         Financial Statements and Financial Statement Schedules.

                  Reference is made to the Index to Financial Statements included in Item 7 of Part II hereof, where such documents are listed.

         Exhibits as required by Item 601 of Regulation S-B:

Exhibit
Number               Description

 3.1      Amended and Restated Certificate of Incorporation
          of    Registrant    dated   January   12,   1994.
          (Incorporated by reference from Exhibit 3.3 of Form 10-K for fiscal year ended October 30, 1993
          - File No. 1-11254.)

 3.2 By-Laws of Registrant. (Incorporated by reference from Exhibit 3.4 of Registration Statement 33-46382.)

 3.3      Amendment to By-Laws of Registrant Adopted March 26, 1997.

10.1 Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 1996.

10.2 Employment Agreement between the Registrant and Bruce S. MacDonald dated as of November 1, 1997.

10.3 Stock Option Agreement between Registrant and Mr. Fallon. (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

10.4      Consulting   Agreement   dated  October  1,  1993
          between the Registrant  and Condor  Ventures Ltd.
          (Incorporated by reference from Exhibit 10.7 of Registration Statement 33-72940.)

10.5 Termination Agreement dated as of December 12, 1997 between the Registrant and Condor Ventures Ltd.
10.6      1993 Performance Equity Plan.  (Incorporated by reference from Exhibit
          10.9 of Registration Statement 33-72940.)

10.7      Agreement    dated   July   30,   1993    between
          Transportation   Display   Industries   and   the
          Registrant.   (Incorporated   by  reference  from
          Exhibit 10.8 of Registration Statement 33-72940.)

10.8 Asset Purchase Agreement between Vermont Pure Springs, Inc. ("Springs") and Happy Ice Corporation ("HIC") dated April 30, 1996. (Incorporated by reference from Exhibit 2.1 of the Report on Form 8-K dated May 1, 1996.)

10.9      Promissory   Note  of   Springs  to  HIC  in  the
          principal amount of $200,000. (Incorporated by reference from Exhibit 10.2 of the Report on Form
          8-K dated May 1, 1996.)

Exhibit
Number               Description

10.10        Form of contingent  Promissory Note of Springs to
             HIC to be entered into May 1, 1998,  if required.
             (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated May 1, 1996.)

10.11 Loan Agreement dated April 26, 1996 among Springs, the Registrant and The Chittenden Bank ("Chittenden"). (Incorporated by reference from
             Exhibit  10.1 of the Report on Form 8-K dated May
                               1, 1996.)

10.12 Stock Purchase Agreement between Springs and Carolyn Howard relating to the acquisition of A.M. Fridays, Inc. dated July 16, 1997. (Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended July 26, 1997.)

10.13 Loan Agreement effective June 20, 1997 among Springs, the Registrant and Chittenden regarding an operating line of credit and an acquisition line of credit. (Incorporated by reference from Exhibit 10.2 of the Report on Form 10-QSB for the Quarter Ended July 26, 1997.)

10.14 Promissory Note dated June 17, 1997 from Springs and the Registrant to Chittenden regarding an acquisition line of credit. (Incorporated by reference from Exhibit 10.3 of the Report on Form 10-QSB for the Quarter Ended July 26, 1997.)

10.15 Commercial Security Agreement dated June 17, 1997 between Springs, the Registrant and Chittenden regarding the acquisition line of credit. (Incorporated by reference from Exhibit 10.4 of the Report on Form 10- QSB for the Quarter Ended July 26, 1997.)

10.16 Stock Purchase Agreement between the Registrant and David Eger dated August 27, 1997 relating to Excelsior Spring Water Co. ("Excelsior"). (Incorporated by reference from Exhibit 10.1 of the Report on Form 8-K dated September 11, 1997.)

10.17 Promissory Note from the Registrant to Mr. Eger in the principal amount of $503,000. (Incorporated by reference from Exhibit 10.2 of the Report on Form 8-K dated September 11, 1997.)

10.18 Form of Note Purchase Agreement between the Registrant and certain note holders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.3 of the Report on Form 8-K dated September 11, 1997.)

Exhibit
Number               Description

10.19 Form of Stock Purchase Agreement between the Registrant and certain stockholders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated September 11, 1997.)

10.20        Promissory   Note  dated  August  22,  1997  from
             Springs and the Registrant to Chittenden regarding an acquisition line of credit for the Excelsior purchase. (Incorporated by reference from Exhibit 10.5 of the Report on Form 8-K dated September 11, 1997.)

10.21 Commercial Security Agreement among Springs, the Registrant and Chittenden dated August 22, 1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.6 of the Report on Form 8-K dated September 11, 1997.)

10.22 Schedule of Stock and Note Purchase Agreement information dated August 27, 1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.7 of the Report on Form 8-K dated September 11, 1997.)

10.23 Asset Purchase Agreement between Springs and Greatwater Refreshment Services, Inc. dated February 19, 1997.(Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB/A for the Quarter Ended April 26, 1997.)

10.24 Consulting Agreement between the Registrant and Corporate Investors Network, Inc. dated December 1, 1996. (Incorporated by reference from Exhibit
             10.1 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.25 Warrant Agreement between the Registrant and Eugene F. Malone dated December 1, 1996. (Incorporated by reference from Exhibit 10.2 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

22           Subsidiaries.

23.1         Consent of Feldman Radin & Co., P.C.

27           Financial Data Schedule

         Reports on Form 8-K

                  The Registrant filed a Report on Form 8-K dated September 11, 1997 with respect to the purchase of Excelsior Springs Water Co.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VERMONT PURE HOLDINGS, LTD.


                                     By:      /s/ Timothy G. Fallon
Dated: January 23, 1998              Timothy G. Fallon, Chief Executive Officer
                                     and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                    Title                           Date

/s/ Frank G. McDougall, Jr.  Chairman of the Board of Directors      January 23,
--------------------------                                              1998
Frank G. McDougall, Jr.

/s/ Timothy G. Fallon        Chief Executive Officer, President and  January 23,
--------------------------   Director (Principal Executive Officer)     1998
Timothy G. Fallon

/s/ Robert C. Getchell       Secretary and Director                  January 23,
--------------------------                                              1998
Robert C. Getchell

/s/ David R. Preston         Director                                January 23,
---------------------------                                             1998
David R. Preston

/s/ Norman E. Rickard        Director                                January 23,
---------------------------                                             1998
Norman E. Rickard

/s/ Beat Schlagenhauf        Director                                January 23,
---------------------------                                             1998
Beat Schlagenhauf

/s/ Richard Worth            Director                                January 23,
---------------------------                                             1998
Richard Worth

/s/ Bruce MacDonald          Vice President and Controller           January 23,
---------------------------  (Chief Financial Officer)                  1998
Bruce MacDonald

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED OCTOBER 25, 1997



          Exhibit
          Number      Description

           3.3         Amendment to By-Laws of Registrant Adopted March 26,
                       1997.

          10.1         Employment Agreement between the Registrant and Timothy
                       G. Fallon dated as of November 1, 1996.

          10.2         Employment Agreement between the Registrant and Bruce S.
                       MacDonald dated as of November 1, 1997.

          10.5 Termination Agreement dated as of December 12, 1997 between the Registrant and Condor Ventures Ltd.

          22           Subsidiaries.

          23.1         Consent of Feldman Radin & Co., P.C.

          27           Financial Data Schedule