Form 10QSB
period 1998-01-24
VERMONT PURE HOLDINGS LTD
filed 1998-03-12
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 24, 1998
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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
        Class                                                     March 3, 1998

Common Stock, $.001 Par Value                                       10,279,540

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                    Page Number
Part I - Financial Information

   Item 1.           Financial Statements

                     Consolidated Balance Sheet as of
                     January 24, 1998 (unaudited) and
                     October 25, 1997                                       4

                     Consolidated Statement of Operations
                     (unaudited) for the Three Months ended
                     January 24, 1998 and January 25, 1997                  5

                     Consolidated Statement of Cash Flows
                     (unaudited) for the Three Months ended
                     January 24, 1998 and January 25, 1997                  6

                     Notes to Consolidated Financial Statements
                     (unaudited)                                       7 - 10

   Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operation                                        11 - 13

Part II - Other Information                                           14 - 15

   Item 1.           Legal Proceedings

   Item 2.           Changes in Securities

   Item 3.           Defaults upon Senior Securities

   Item 4.           Submission of Matters to a Vote of Security Holders

   Item 5.           Other Information

   Item 6.           Exhibits and Reports on Form 8-K

                     Signature                                             16

                                                                   Page Number

Exhibit Index                                                              17

   Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997.

   Promissory Note Between Vermont Pure Springs, Inc. and Vermont
   Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

   Security Agreement between Vermont Pure Springs and Vermont
   Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

   Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998.

   Distribution Rights Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.

   Packing and Distribution Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.



                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               January 24,                  October 25,
                                                                  1998                         1997
                                                          ======================         =================
                                                               (Unaudited)
                                     ASSETS

CURRENT ASSETS:
        Cash                                              $          470,689          $         93,808
        Accounts receivable                                        1,940,599                 1,974,765
        Inventory                                                    881,970                   978,473
        Current portion of deferred tax asset                        326,000                   326,000
        Other current assets                                         157,025                   288,627
                                                          ___________________         _________________

        TOTAL CURRENT ASSETS                                       3,776,283                 3,661,673
                                                          ___________________         _________________

PROPERTY AND EQUIPMENT - net of
   accumulated depreciation                                        7,572,804                 7,332,912
                                                          ___________________         _________________


OTHER ASSETS:
        Intangible assets - net of accumulated                     6,777,201                 5,216,300
            amortization
        Deferred tax asset                                           218,000                   218,000
        Other assets                                                 188,034                   117,881
                                                          ___________________         _________________
                                                                   7,183,235                 5,552,181
                                                          ___________________         _________________

                                                          $       18,532,322         $      16,546,766
                                                          ===================         =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                  $        1,168,323         $       1,099,094
        Current portion of customer deposits                          52,201                    49,534
        Accrued expenses                                           1,073,370                   986,961
        Line of credit                                               980,621                   238,021
        Current portion of long term debt                            977,355                   885,748
        Current portion of obligations under
          capital lease                                              110,297                   144,944
                                                          ___________________         _________________
        TOTAL CURRENT LIABILITIES                                  4,362,167                 3,404,302

        Long term debt                                             6,534,930                 5,435,292
        Obligations under capital lease                              339,725                   304,597
        Customer deposits                                            817,810                   760,559
                                                          ___________________         _________________
        TOTAL LIABILITIES                                          12,054,632                9,904,750
                                                          ___________________         _________________

STOCKHOLDERS' EQUITY:
        Common stock - $.001 par value, 20,000,000
          authorized shares, issued and outstanding,
          10,207,371 shares as of January 24, 1998
          and 10,131,980 shares at October 25, 1997                    10,207                   10,132
        Paid in capital                                            22,747,343               22,447,092
        Accumulated deficit                                       (16,279,860)             (15,815,208)
                                                          ___________________         _________________
        TOTAL STOCKHOLDERS' EQUITY                                  6,477,690                6,642,016
                                                          ___________________         _________________

                                                          $        18,532,322         $     16,546,766
                                                          ===================         =================
                                       4
                       See Notes to Financial Statements



                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                  Three months ended
                                                                                ====================================================
                                                                                     January 24,                      January 25
                                                                                        1998                             1997
                                                                                ===================             ====================
                                                                                    (Unaudited)                       (Unaudited)
SALES                                                                           $         4,407,086              $        2,315,415

COST OF GOODS SOLD                                                                        1,942,154                       1,230,895
                                                                                ____________________             ___________________
GROSS PROFIT                                                                              2,464,932                       1,084,520
                                                                                ____________________             ___________________

OPERATING EXPENSES:
     Selling, general and administrative expense                                          2,017,100                       1,237,486
     Advertising expenses                                                                   640,897                         420,656
     Amortization                                                                           120,706                          34,599
                                                                                ____________________             ___________________

TOTAL OPERATING EXPENSES                                                                  2,778,703                       1,692,741
                                                                                ____________________             ___________________

PROFIT (LOSS) FROM OPERATIONS                                                              (313,771)                       (608,221)
                                                                                ____________________             ___________________

OTHER INCOME (EXPENSE):
     Interest - net                                                                        (151,284)                        (72,991)
     Miscellaneous                                                                              403                          10,971
                                                                                ____________________             ___________________
TOTAL OTHER INCOME (EXPENSE)                                                               (150,881)                        (62,020)
                                                                                ____________________             ___________________

NET PROFIT (LOSS)                                                               $          (464,652)             $         (670,241)
                                                                                ====================             ===================

BASIC EARNINGS (LOSS) PER SHARE                                                              ($0.05)                         ($0.07)
                                                                                ====================             ===================

Weighted Average Shares Used in Computation                                              10,162,759                       9,678,268
                                                                                ====================             ===================


                                       5
                       See Notes to Financial Statements



                   VERMONT PURE HOLDINGS, LTD AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          Three months ended
                                                                            ________________________________________
                                                                                January 24,           January 25,
                                                                                   1998                   1997
                                                                            _________________      _________________
                                                                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $        (464,652)      $         (670,241)
     Adjustments to reconcile net loss to net
       cash from operating activities:
     Depreciation                                                                     292,674                 175,734
     Amortization                                                                     120,706                  34,599
     (Gain) loss on disposal of property and equipment                                (13,029)                (10,248)
                                                                            _________________      __________________
                                                                                      (64,301)               (470,156)

     Changes in assets and liabilities (net of
       effect of acquisitions):
     (Increase) Decrease in accounts receivable                                       142,313                 162,422
     (Increase) Decrease in inventory                                                 136,988                 (16,046)
     (Increase) Decrease in other current assets                                      131,602                 (42,609)
     (Increase) Decrease in other assets                                             (149,694)                123,355
     (Decrease) Increase in accounts payable                                          (63,016)               (160,252)
     (Decrease) Increase in customer deposits                                          13,242                  (1,370)
     (Decrease) Increase in accrued expenses                                           86,409                 175,600
                                                                            _________________      __________________
CASH USED IN OPERATING ACTIVITIES                                                     233,543                (229,056)
                                                                            _________________      __________________
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                       (414,100)               (209,179)
     Proceeds from sale of fixed assets                                                13,029                  16,636
     Cash expended for acquisitions                                                (1,331,169)                      0
                                                                            _________________      __________________
CASH USED IN INVESTING ACTIVITIES                                                  (1,732,240)               (192,543)
                                                                            _________________      __________________
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                     742,600                 355,316
     Proceeds from debt                                                             1,365,489                 110,725
     Principal payments of debt                                                      (243,461)               (120,546)
     Sale of Common Stock                                                              10,950                       0
                                                                            _________________      __________________
CASH PROVIDED BY FINANCING ACTIVITIES                                               1,875,578                 345,495
                                                                            _________________      __________________

NET INCREASE (DECREASE) IN CASH                                                       376,881                 (76,104)

CASH - Beginning of period                                                             93,808                 783,081
                                                                            _________________      __________________
CASH  - End of period                                                        $        470,689        $        706,977
                                                                            =================      ==================

Cash paid for interest                                                       $        160,952        $        161,286
                                                                            =================      ==================



                                       6
                       See Notes to Financial Statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-KSB for the year ended October 25, 1997.

         Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-KSB and Annual Report for the year ended October 25, 1997.

2.       SIGNIFICANT ACCOUNTING POLICIES

         In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard.

         The Basic loss per share was $.05 for the fiscal quarter ended January 24, 1998 and $.07 for the fiscal quarter ended January 25, 1997. On these dates, the Company had other potentially dilutive securities consisting of options and warrants of 2,132,187 and 1,755,000 for the respective periods. Since the Company incurred a loss in the first quarter of both 1998 and 1997, inclusion of these securities in the earnings per share calculation would be antidilutive.
         Consequently, diluted earnings per share has not been presented.

3.       LINE OF CREDIT

         On January 24, 1998 the Company had borrowed $980,621 from its line of credit with Chittenden Bank. Under the formula of the agreement the Company was eligible to borrow $1,500,000.

4.       ACQUISITIONS

         A. Akva - On December 9, 1997 the Company entered into a packing and distribution rights agreement and a distribution rights agreement with Akva, Hf. The purpose of the agreements is to allow the Company to distribute Akva, an Icelandic spring water, on an exclusive basis. The rights were acquired for 25,000 shares of the Company's common stock valued at $107,812 and 50% of the profits resulting from the sale of Akva products from January 1, 1999 through December 31, 2004 to a maximum of $500,000 for the term. The Company will pay a packing fee to Akva for bottling the product and will charge a marketing/administration fee as outlined in the agreements. The agreements at cancelable by the Company with 90 day written notice.

         B. Vermont Coffee Time - On January 5, 1998, the Company completed the purchase of substantially all of the assets of Vermont Coffee Time, Inc. a company operating distribution routes for water and coffee to homes and offices and commercial vending services primarily in Northern Vermont. The purchase price of the assets was $1,431,564. Chittenden Bank financed $1,000,000 of the purchase from the acquisition credit facility that was provided by the loan agreement dated June 20, 1997. The balance of the purchase price was settled by the issuance of a note to the seller of $250,000 and by the issuance of 45,391 shares of the Company's common stock valued at $181,564.

5.       LONG TERM DEBT

         The Company entered into a note with Vermont Coffee Time, Inc. on January 5, 1998 in conjunction with the purchase of certain assets from that Company. The term of the note is five years. It is payable in equal monthly installments based on a ten year amortization at 8.5% interest. There is a lump sum of $154,179 due on January 5, 2003. The loan is secured by all tangible and intangible assets pertaining to the Asset Purchase agreement governing this transaction.

6.       INTANGIBLE ASSETS

         The value of the distribution rights obtained from Akva, Hf. in exchange for the Company's stock will be amortized over six years. The price of the Company's stock was $4.3125 per share at the time of the closing. Based on the issuance of 25,000 shares, distribution rights at the time of the sale were valued at $107,812.

         Goodwill that resulted from the acquisition of the assets of Vermont Coffee Time, Inc. will be amortized over 30 years and was calculated as follows:

         Purchase Price                                              $1,431,564
         Acquisition Costs                                               81,169
         Fair Value of Tangible and Identifiable Intangible Assets     (397,910)
         Liabilities Assumed                                            248,618
                                                                    ___________
         Total                                                       $1,363,441
                                                                    ===========
         In conjunction with the acquisition, the Company entered into non-competition, employment and consulting agreements with the owner of Vermont Coffee Time, Inc., pursuant to which she will receive payments of $20,000 a year over three years. The assets acquired consisted primarily of coolers, brewers, vehicles, and customer lists.

7.       COMMITMENTS

         A. Leased Space - The Company entered into a lease for 18,000 square feet of space in Halfmoon, New York. The space will be used as a bottling, warehouse, and distribution plant for the Company's upstate New York Home and Office operations. This space replaces the former headquarters of Excelsior Spring Water, in Saratoga, NY which the Company currently leases on a month to month basis. The lease will commence approximately April 1, 1998 and the term of the new lease is 10 years. Annual rent payments in the first year of the lease total $90,000 and increase slightly each year thereafter.

         B. Production Capacity - In order to increase production capacity, the Company has made plans to acquire new production equipment from December 1997 through April 1998. The equipment includes a five gallon filling line and associated equipment for installation in the Albany, New York area. Additionally, the Company is replacing its filling and packaging machinery in its PET bottling facility in Randolph, VT. The acquisition of this equipment for an aggregate amount of approximately $800,000 is being financed by and lease with KeyCorp Leasing. The lease is for six years with a market value buy out of the equipment after that term. As of January 24, 1998 the Company had closed on $326,000 of the total amount of the lease. The company is treating this arrangement as an operating lease.

8.       STOCK ISSUANCES

         The Company issued 25,000 shares of its common stock on December 9, 1997 in conjunction with the purchase of distribution rights from Akva, Hf. valued at $107,812.

         The Company issued 45,391 shares of its common stock valued at $181,564 on January 5, 1998 as part of the purchase of the assets of Vermont Coffee Time, Inc.

         As part of the agreement to purchase the stock of A.M. Fridays, Inc. in July, 1997, the Company agreed to pay contingent consideration in the event gross sales of A.M. Fridays exceed $1,135,000 from the period of January 1, 1997 to January 2, 1998. The sales for this period were $1,461,676. On February 2, 1998, the Company issued 72,169 shares of its common stock, valued at $288,676. This will be accounted for as part of the purchase price and accordingly booked as goodwill as of the transaction date.

9.       CONTINGENCIES

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

10.      SUBSEQUENT EVENTS

         A. On January 30, 1998 the Company purchased certain assets of Sagamon Spring Water Company of Rutland, Vermont. The assets included a five gallon water bottle filler and ancillary equipment, exclusive water rights to a spring located in Tinmouth, Vermont, and exclusive use of the Sagamon trade name. The purchase price was approximately $270,000.

         B. On January 26, 1998 the Company signed a commitment letter to close on a new credit facility with CoreStates Bank. The facility replaces substantially all of the financing with Chittenden Bank. The commitment is for up to $15,000,000, $2,000,000 of which is for working capital with the balance available for acquisitions subject to the terms and conditions set forth by the facility. The interest rate on the facility is the LIBOR rate plus 250 basis points which was 8.1% as of February 24, 1998. The term of the agreement is five years. Chittenden Bank is not participating in this loan facility.

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

                              Results of Operations

Sales - Sales for the first three months of fiscal year 1998 were $4,407,086, an increase of $2,091,671 or 90% over sales of $2,315,415 for the corresponding period last year. Excluding sales attributable to the acquisitions made subsequent to the first quarter of 1997 sales in the first three months of fiscal 1998 were 27% over the corresponding period last year.

Sales for retail-size products increased $838,082, or 57%, for the first three months of fiscal year 1998 compared to the corresponding period a year ago. The increase was a result of volume increases related to the continued growth of both the Vermont Pure brand and secondary labels. Brand awareness was accelerated during the quarter through increased promotion. This, as well as increased market penetration and development of new markets, were responsible for the sales growth. Average selling price for the first three months of fiscal year 1997 was up 4% from the previous year. The total 37% increase was accounted for in the following distribution channels: 27% attributable to Vermont Pure sizes, 8% attributable to Hidden Spring, and 2% attributable to private labels. The Akva brand had no material impact on sales for the quarter.

Sales for the home and office division increased $1,226,379, or 139%, for the first three months of fiscal year 1998 compared to the prior year. A substantial portion of the increase in sales for this division can be attributed to acquisitions. Exclusive of acquisitions, sales of home and office related products increased approximately 10% for the first quarter of fiscal year 1998.

Cost of Goods Sold - For the three months, Cost of Goods Sold was $1,942,154 for fiscal year 1998 compared to $1,230,895 in fiscal year 1997 resulting in gross profits of $2,464,932, or 56% of sales, for fiscal year 1998 and $1,084,520, or 47% of sales, for fiscal year 1997. The increase in gross profit for first quarter was due to a considerable increase in sales volume which resulted in a lower cost per unit. In addition, the Company's raw material costs were significantly lower during the quarter than for the comparable period last year as a result of new bottle processing and pricing that was effective in the second quarter of fiscal 1997. Raw material costs remained stable throughout the first quarter of 1998. However, the Company's bottle prices are dependant on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first three months of fiscal year 1998 compared to the corresponding period in fiscal year 1997, total operating expenses were $2,778,703 and $1,692,741, respectively, an increase of $1,085,962 or 64%.
Selling, general and administrative expenses increased by $779,614, or 63%, for the first three months of fiscal year 1997. The increase in these costs was largely due to conversion and operating costs associated with the recent acquisitions. The Company anticipates that it will continue to work on maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings. Advertising expenses increased by $220,241, or 52%, for the three month period in 1998 compared to the corresponding period of fiscal 1997. The increase in advertising expenses was due to higher promotional expenses associated with increased market penetration and brand awareness. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration. For the first quarter of fiscal year 1998 amortization increased $86,107 from the same quarter a year ago as a result of increased goodwill from new acquisitions.


Profit/Loss From Operations - Loss from operations for the first three months of fiscal year 1998 was $313,771 as compared to a loss from operations of $608,221 for the same period last year, an improvement of $294,450. The improvement, in what is historically the Company's weakest quarter, is attributable to the increase in sales coupled with a decrease in raw material costs and volume efficiencies. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a less cyclical business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $78,293, or 107%, for the first quarter of fiscal year 1998, respectively, compared the first quarter in fiscal year 1997. The increase in interest expense was primarily due to increased borrowing to fund capital equipment requirements through a bank line of credit and finance the recent acquisitions.

Net Profit/Loss - The Company's net loss for the first three months of fiscal year 1998 was $464,652 compared to $670,241 for the corresponding period last year, an improvement of $205,589 or 31%.

                         Liquidity and Capital Resources

Largely as a result of reduction of the net loss, cash flow from operations showed an improvement for the first three months of fiscal year 1998 as compared to the corresponding period in fiscal year 1997. The net cash inflow from operations improved to $246,572 from an outflow of $229,056, for those respective periods. The Company's primary requirements for capital continue to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquiring operating assets needed to accommodate the growth of the business, and scheduled debt repayments. These requirements may result in continued net cash outflows on a seasonal basis.

As of January 24, 1998, the Company had a working capital deficit of $585,884 compared to positive working capital of $257,371 at the end of its fiscal year on October 25, 1997. The decrease in working capital of $843,255 reflects, primarily, the use of cash to fund the operating loss for the quarter, purchase equipment, for scheduled debt repayment and to finance acquisitions and resulting integration costs. As of March 3, 1998 the Company had borrowed on $1,394,202 its line of credit compared to a $238,021 balance at the beginning of the fiscal year. The maximum amount available to borrow as of that date was $1,500,000, based on the level of receivables and inventory. The Company pays interest on any outstanding principal at the prime rate as published in the Wall Street Journal plus .50%, which was 9.00% per annum on March 3, 1998. The loan facility is secured by all the inventory, receivables and intangible assets of the Company and expires June 1, 1999. The Company plans to replace this line of credit during the second quarter with an operating line of credit with CoreStates Bank, in Philadelphia, with a maximum limit of $2,000,000. The line will be secured by substantially all of the Company's assets and have an interest rate based on LIBOR plus 250 basis points, presently about 8.1%

At October 25, 1997, the Company had recorded a deferred tax asset of $544,000. Based on current levels. No adjustments were made to this amount during the first quarter of 1998. Further recognition is dependant on future earnings.

The Company borrowed $1,000,000 during the fiscal quarter from Chittenden Bank in connection with the acquisition of the assets of Vermont Coffee Time, Inc. In addition to the note, the Company issued a note payable to the former owner of the acquired company of $250,000, payable over the next five years, at an interest rate of 8.5%. The existing acquisition debt to Chittenden, approximately $4.3 million, is expected to be refinanced with CoreStates Bank under the agreement mentioned above. In addition, the commitment letter with CoreStates Bank provides an additional amount of approximately $8.7 million available for future acquisitions if they meet defined parameters.

The Company has reduced its cash usage over the last year and anticipates that its working capital position will improve in future quarters and is adequate to fund operations when supplemented by its operating line of credit. Future sales growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that financing will be available. The Company is pursuing an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources and the CoreStates facility described above.

PART II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

(a)      None

(b)      None

(c) The following shares were issued pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering:

         The Company issued 25,000 of its unregistered common shares on December 9, 1997 in conjunction with the purchase of distribution rights from Akva, Hf. The price of the stock on that date was $4.3125 per share. 20,000 shares were issued to Akva Hf. and 2,500 shares each to David Thibodeau and William Bennet.

         The Company issued 45,391 of its unregistered common shares on January 5, 1998 as part of the purchase of the assets of Vermont Coffee Time, Inc. The price of the stock on that date was $4 per share. All shares were issued to the sole stockholder Vermont Coffee Time, Inc.

         As part of the  agreement to purchase the stock of A.M.  Fridays,  Inc.
         (AMF) in July, 1997, the Company agreed to contingent consideration in the event gross sales of AMF exceed $1,135,000 from the period of January 1, 1997 to January 2, 1998. The sales for this period were $1,461,676. On February 2, 1998, the Company issued 72,169 shares of its unregistered common shares, valued at $4 per share, the closing price of its registered shares on December 31, 1997, in conjunction with this agreement. All shares were issued to the sole stockholder of AMF.

         In addition, 5,000 shares of the Company's unregistered common stock was issued to an employee of the Company upon the exercise of 5,000 stock options granted under the 1993 Performance Equity Plan. The exercise price was $2.18 per share and the shares were issued on November 17, 1997.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit #                   Description

            10.1 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997.

            10.2 Promissory Note Between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

            10.3 Security Agreement between Vermont Pure Springs and Vermont Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

            10.4 Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998.

            10.5 Distribution Rights Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.

            10.6 Packing and Distribution Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            March 10, 1998
                  Randolph, Vermont


                                     VERMONT PURE HOLDINGS, LTD.

                                     By: /s/ Bruce S. MacDonald
                                             Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                    (Principal Accounting Officer and Principal
                                                  Financial Officer)

                                  EXHIBIT INDEX


         Exhibit #                         Description

            10.1 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997.

            10.2 Promissory Note Between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

            10.3 Security Agreement between Vermont Pure Springs and Vermont Pure Holdings and Vermont Coffee Time, Inc. dated January 5, 1998.

            10.4 Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998.

            10.5 Distribution Rights Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.

            10.6 Packing and Distribution Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997.

            27.     Financial Data Schedule