Form 10QSB
period 1998-04-25
VERMONT PURE HOLDINGS LTD
filed 1998-06-10
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 25, 1998
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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
                  Class                                          May 29, 1998

Common Stock, $.001 Par Value                                     10,287,187

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                                        Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of
                           April 25, 1998 (unaudited) and
                           October 25, 1997                                                         4

                           Consolidated Statements of Operations (unaudited)
                           for the Six Months and Three Months ended
                           April 25, 1998 and April 26, 1997                                        5

                           Consolidated Statements of Cash Flows
                           (unaudited) for the Six Months ended
                           April 25, 1998 and April 26, 1997                                        6

                           Notes to Consolidated Financial Statements
                           (unaudited)                                                          7 - 11

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                                           12 - 15

Part II - Other Information                                                                    16 - 17

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                           Signature                                                              18

                                        2

                                                                   Page Number

Exhibit Index                                                        19

Exhibit #                 Description


         Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998.

         Agreement and Collateral Assignment of Lease between Vermont Pure Holding, Ltd. and Sagamon Springs, Inc. dated January 30, 1998.

         Security Agreement between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

         Term Note for $65,000 between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

         Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holding, Inc, and Sagamon Springs, Inc. dated January 6, 1998.

         Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8, 1998

PART I - Item 1

                             VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                    CONSOLIDATED BALANCE SHEETS
                                                                          April 25,                              October 25,
                                                                            1998                                    1997
                                                                 -------------------------               -------------------------
                                                                        (Unaudited)
                                               ASSETS

CURRENT ASSETS:
                 Cash                                             $                300,544                $                 93,808
                 Accounts receivable                                             2,752,338                               1,974,765
                 Inventory                                                       1,233,642                                 978,473
                 Current portion of deferred tax asset                             326,000                                 326,000
                 Other current assets                                              195,752                                 288,627
                                                                  -------------------------               -------------------------

                   TOTAL CURRENT ASSETS                                          4,808,276                               3,661,673
                                                                  -------------------------               -------------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation                         7,940,100                               7,332,912
                                                                  -------------------------               -------------------------


OTHER ASSETS:
                 Intangible assets - net of accumulated amortization             7,056,369                               5,216,300
                 Deferred tax asset                                                218,000                                 218,000
                 Other assets                                                       86,343                                 117,881
                                                                  -------------------------               -------------------------

                   TOTAL OTHER ASSETS                                            7,360,712                               5,552,181
                                                                  -------------------------               -------------------------

TOTAL ASSETS                                                      $             20,109,088                $             16,546,766
                                                                  =========================               =========================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                 Accounts payable                                 $              2,127,167                $              1,099,094
                 Current portion of customer deposits                               55,195                                  49,534
                 Accrued expenses                                                  728,580                                 986,961
                 Line of credit                                                                                            238,021
                 Current portion of long term debt                                 348,062                                 885,748
                 Current portion of obligations under capital lease                 72,081                                 144,944
                                                                  -------------------------               -------------------------

                   TOTAL CURRENT LIABILITIES                                     3,331,085                               3,404,302

                 Long term debt                                                  1,765,617                               5,435,292
                 Long term obligations under capital lease                         330,923                                 304,597
                 Line of credit                                                  6,942,605                                   -
                 Long term portion of customer deposits                            864,727                                 760,559
                                                                  -------------------------               -------------------------

                   TOTAL LIABILITIES                                            13,234,957                               9,904,750
                                                                  -------------------------               -------------------------

STOCKHOLDERS' EQUITY:
                 Common stock - $.001 par value, 20,000,000                         10,280                                  10,132
                   authorized shares, 10,131,980 issued and outstanding
                   shares at October 25, 1997  and 10,279,540 issued and
                   outstanding shares at April 25, 1998
                 Paid in capital                                                23,035,946                              22,447,092
                 Accumulated deficit                                           (16,172,095)                            (15,815,208)
                                                                  -------------------------               -------------------------

                   TOTAL STOCKHOLDERS' EQUITY                                    6,874,131                               6,642,016
                                                                  -------------------------               -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $             20,109,088                $             16,546,766

                                                                   =========================               =========================

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Six months ended                            Three months ended
                                        ---------------------------------------   -------------------------------------------------
                                              April 25,             April 26,             April 25,                 April 26,
                                                1998                  1997                  1998                       1997
                                        ------------------   ------------------   ----------------------    -----------------------
                                        ------------------   ------------------   ----------------------    -----------------------
                                            (Unaudited)           (Unaudited)          (Unaudited)                   (Unaudited)

SALES                                    $      10,562,013    $       6,531,677    $           6,154,927      $           4,216,262

COST OF GOODS SOLD                               4,460,310            3,089,297                2,518,156                  1,858,402
                                        ------------------   ------------------   ----------------------     ----------------------

GROSS PROFIT                                     6,101,703            3,442,380                3,636,771                  2,357,860
                                        ------------------   ------------------   ----------------------     ----------------------

OPERATING EXPENSES:
  Selling, general and
     administrative expense                      4,371,473            2,547,797                2,354,373                  1,310,311
  Advertising expenses                           1,480,180            1,265,030                  839,283                    844,374
  Amortization                                     262,681               82,403                  141,975                     47,804
                                        ------------------   ------------------   ----------------------     ----------------------

TOTAL OPERATING EXPENSES                         6,114,334            3,895,230                3,335,631                  2,202,489
                                        ------------------   ------------------   ----------------------     ----------------------

PROFIT (LOSS) FROM OPERATIONS                      (12,631)            (452,850)                 301,140                    155,371
                                        ------------------   ------------------   ----------------------     ----------------------

OTHER INCOME (EXPENSE):
  Interest - net                                  (345,780)            (151,871)                (194,496)                   (78,880)
  Miscellaneous                                      1,524                2,136                    1,121                     (8,835)
                                        ------------------   ------------------   ----------------------    -----------------------

TOTAL OTHER INCOME (EXPENSE)                      (344,256)            (149,735)                (193,375)                   (87,715)
                                        ------------------   ------------------   ----------------------    -----------------------

NET  INCOME  (LOSS)                      $        (356,887)   $        (602,585)   $             107,765     $               67,656
                                        ==================   ==================   ======================    =======================

NET INCOME  (LOSS) PER SHARE - BASIC     $           (0.03)   $           (0.06)   $                0.01     $                 0.01
                                        ==================   ==================   ======================    =======================

Weighted Average Shares Used
     in Computation                             10,220,923            9,687,792               10,279,540                  9,697,316
                                        ==================   ==================   ======================    =======================

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Six months ended
                                                                                ----------------------------------------------------
                                                                                       April 25,                   April 26,
                                                                                         1998                        1997
                                                                                ------------------------    ------------------------
                                                                                ------------------------    ------------------------
                                                                                    (Unaudited)                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net loss                                                        $              (356,887)    $             (602,585)
                 Adjustments to reconcile net loss to net cash from
                    operating activities:
                   Depreciation                                                                  554,222                    268,327
                   Amortization                                                                  262,681                     82,403
                   (Gain) loss on disposal of property and equipment                                  71                        194

                 Changes in assets and liabilities (net of effect
                    of acquisitions):
                   (Increase) Decrease in accounts receivable                                   (669,424)                  (462,746)
                   (Increase) Decrease in inventory                                             (214,684)                   249,175
                   (Increase) Decrease in other current assets                                   132,875                     (1,056)
                   (Increase) Decrease in other  assets                                         (110,370)                   193,126
                   (Decrease) Increase in accounts payable                                       895,828                    437,439
                   (Decrease) Increase in customer deposits                                       63,153                     14,015
                   (Decrease) Increase in accrued expenses                                      (258,381)                    60,782
                                                                                ------------------------    ------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                            299,084                    239,074
                                                                                ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property, plant and equipment                                      (878,115)                  (293,720)
                 Proceeds from sale of fixed assets                                                    -                     40,500
                 Cash used in acquistion                                                      (1,566,169)                  (383,295)
                                                                                ------------------------    ------------------------
CASH USED IN INVESTING ACTIVITIES                                                             (2,444,284)                  (636,515)
                                                                                ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from line of credit                                                  1,511,979                    110,805
                 Proceeds from debt                                                            8,302,705                    435,725
                 Principal payments of debt                                                   (7,473,698)                  (391,345)
                 Sale of common stock                                                             10,950                          0
                                                                                ------------------------    ------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          2,351,936                    155,185
                                                                                ------------------------    ------------------------
NET INCREASE (DECREASE) IN CASH                                                                  206,736                   (242,256)

CASH - Beginning of period                                                                        93,808                    783,081
                                                                                ------------------------    ------------------------

CASH  - End of period                                                            $               300,544     $              540,825
                                                                                ========================    ========================



Cash paid for interest                                                           $               345,780     $              183,772
                                                                                ========================    ========================

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

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-KSB and Annual Report for the year ended October 25, 1997.

2.       SIGNIFICANT ACCOUNTING POLICIES

         In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings to conform to the new standard.

         The Basic loss per share was $.03 and $.06 for the six months and $.01 for both of the quarters ended April 25, 1998 and April 26, 1997, respectively. On these dates, the Company had other potentially dilutive securities consisting of options and warrants of 2,127,187 and 1,775,000 for the respective years. Since the Company incurred a loss in the first six months of both 1998 and 1997, inclusion the these securities in the earnings per share calculation would be antidilutive. Consequently, diluted earnings per share has not been presented for that period. For the quarters ended April 25, 1998 and April 26, 1997 inclusion of dilutive securities in earnings per share calculation resulted in no change from the basic earnings per share. Therefore diluted earning per share was not presented.

3.       ACQUISITIONS

         A. Akva - On December 9, 1997 the Company entered into a packing and distribution rights agreement and a distribution rights agreement with Akva, Hf. The purpose of the agreements is to allow the Company to distribute Akva, an Icelandic spring water, on an exclusive basis. The rights were acquired for 25,000 shares of the Company's common stock and 50% of the profits resulting from the sale of Akva products from January 1, 1999 through December 31, 2004 to a maximum of $500,000. The Company pays a packing fee to Akva for bottling the product and charges a marketing/administration fee as outlined in the agreements. The agreements are cancelable by the Company with 90 days written notice.

         B. Vermont Coffee Time - On January 5, 1998, the Company completed the purchase of substantially all of the assets of Vermont Coffee Time, Inc., a company operating distribution routes for water and coffee to homes and offices and commercial vending services, primarily in Northern Vermont. The purchase price of the assets was $1,431,564. Chittenden Bank financed $1,000,000 of the purchase from the acquisition credit facility that was provided by the loan agreement dated June 20, 1997. The balance of the purchase price was settled by the issuance of a note to the seller of $250,000 and by the issuance of $181,564 worth of the Company's common stock. The note was subsequently paid off on April 8, 1998 as part of the CoreStates line of credit agreement.

         C. Sagamon Springs Water of Vermont, Inc. - On January 30, 1998 the Company purchased certain assets of Sagamon Springs Water Company of Rutland, Vermont. The assets included a five gallon water bottle filler and ancillary equipment, exclusive water rights to a spring located in Tinmouth, Vermont, and exclusive use of the Sagamon trade name. The spring site and bottling equipment from this acquisition are geographically located close to the Company's New York operations to help them meet their increased demands for product. The purchase price of the assets was $275,000. Of this amount $170,000 was paid with cash and the remaining balance financed with notes from the sellers.


4.       LONG TERM DEBT

         A. Vermont Coffee Time, Inc.- The Company gave a note to Vermont Coffee Time, Inc. on January 5, 1998 in conjunction with the purchase of certain assets from that Company. The term of the note is five years. It is payable in equal monthly installments based on a ten year amortization at 8.5% interest. There is a lump sum of $154,179 due on January 5, 2003. The loan is secured by all tangible and intangible assets pertaining to the Asset Purchase agreement governing this transaction. As noted in item 4B above this note has been paid off.

         B. CoreStates Banks N.A. - The Company entered into a five (5) year revolving credit line with CoreStates Banks N.A. on April 18, 1998. The purpose of the loan is for permitted acquisitions and capital expenditures, working capital and to refinance existing term debt. The Company is entitled to borrow up to $15 million under the terms and conditions of the agreement. Of this amount $2 million is allowed for working capital with the balance available for acquisitions. As of May 29,1998 $6,942,605 had been borrowed against this facility. The facility was used to repay working capital and acquisition debt from the Chittenden bank, the acquisition debt of Happy Ice and Vermont Coffee Time, Inc. as well as the mortgage note to Randolph National Bank which was secured by the Company's principal facility. Under the agreement the Company is required to pay interest monthly at a rate of LIBOR plus 2.5%, currently approximately 8.2%. The interest rate can decrease during the term based on certain performance parameters outlined in the agreement. The line of credit is contingent upon the Company continuing to meet certain loan covenants. The covenants pertain to certain financial ratios as well as affirmative and negative covenants that are standard for credit facilities of this type.


5.       LINE OF CREDIT

         On April 25, 1998 the Company had borrowed $1,752,000 from the working capital portion of its line of credit with CoreStates Banks. The Company was eligible to borrow $2,000,000 as of that date.


6.       INTANGIBLE ASSETS

         The value of the distribution rights obtained from Akva, Hf. in exchange for the Company's stock will be amortized over six years. The price of the Company's stock was $4.3125 per share at the time of the closing. Based on the issuance of 25,000 shares, distribution rights at the time of the sale were valued at $107,812.

         Goodwill that resulted from the acquisition of the assets of Vermont Coffee Time, Inc. and Sagamon Spring Water of Vermont, Inc. will be amortized over 30 years and was calculated, in the aggregate, as follows:

         Purchase Price                                              $1,706,564
         Acquisition Costs                                               81,169
         Fair Value of Tangible and Identifiable
          Intangible Assets                                            (607,910)
         Liabilities Assumed                                            248,618
                                                                      ----------
         Total                                                       $1,418,441
                                                                      ==========
         In conjunction with the acquisition during the quarter, the Company entered into non-competition, employment and consulting agreements with the owner of Vermont Coffee Time, Inc. The assets acquired consisted primarily of coolers, brewers, vehicles, and customer lists.

              In  conjunction  with the  acquisition  during  the  quarter,  the
            Company has entered into a non-competition agreement with the owners of Sagamon Spring Water of Vermont, Inc.

7.       COMMITMENTS

         A. Leased Space - The Company entered into a lease for 18,000 square feet of space in Halfmoon, New York. The space will be used as a bottling, warehouse, and distribution plant for the Company's upstate New York Home and Office operations. This space replaces the former headquarters of Excelsior Spring Water, in Saratoga, NY which the Company currently leases on a month to month basis. The lease will commence approximately April 1, 1998 and the term of the new lease is 10 years. The monthly lease payments are approximately $7,500 per month. The Company has subsequently leased an additional 4,500 square feet from this landlord.

         B. Production Capacity - In order to increase production capacity, the Company has leased new production equipment. The equipment includes a five gallon filling line and associated equipment for installation in the Albany, New York area. Additionally, the Company is replacing its filling and packaging machinery in its PET bottling facility in Randolph, VT. The acquisition of this equipment for an aggregate amount of $764,132 is being financed by an operating lease with KeyCorp Leasing. The lease is for seven years with a market value buy out of the equipment after that term.

8.       STOCK ISSUE

         In conjunction with acquisitions during the year the Company issued 142,560 shares of its common stock valued at $578,053 with share prices ranging from $4.0 to $4.3125.

         On April 8, 1998, in connection with the financing arrangement with CoreStates Bank, the Company issued warrants to the bank to purchase shares of its common stock. The exercise price was below the stock's market price on the issuance date. The Company will amortize the value of the warrants over the five year term of the agreement.

9.       STOCK OPTION PLAN

         On April 2, 1998, the Company's shareholders approved the 1998 Incentive and Non- Statutory Stock Option Plan. The plan provides for issuance of up to 500,000 options to purchase the Company's common stock under the administration of the Board of Directors. The intent of the plan is to award options to officers, employees, directors, and other individuals providing services to the Company. Through May 29, 1998, no options had been issued under the plan.

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

10.      SUBSEQUENT EVENTS

         A. Vermont Natural's - On May 15, 1998 the Company purchased the assets of Vermont Naturals based in Clifton Park, New York. In addition to
         customers, the Company acquired trucks, bottles, coolers   and product
         inventory. The approximate purchase price was $200,000


         B. Perrier Group of America - On May 29, 1998 the Company acquired the Poland Spring and Deer Park home and office customers in the Albany, New York market from the Perrier Group of America. In addition to customers, the Company has acquired trucks, bottles, coolers, product inventory and office furniture. The approximate purchase price was $2.6 million. The Company borrowed $2.6 million from CoreStates under its line of credit for the transaction.

PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended October 25, 1997.

                           Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

Sales - Sales for the first six months of fiscal year 1998 were $10,562,013, an increase of $4,030,336 or 62% over sales of $6,531,677 for the corresponding period last year. Sales for the second quarter of fiscal year 1998 were $6,154,927, an increase of $1,938,665 or 46% over sales of $4,216,262 for the corresponding period last year. Excluding sales attributable to the acquisitions in the six and three months ending April 25, 1998, sales increased approximately 29% and 16%, respectively, over the corresponding periods last year.

Sales for retail-size products increased $1,284,252, or 28%, for the first six months of fiscal year 1998 compared to the corresponding period a year ago. Sales for these products increased $446,170, or 14%, for the second quarter of fiscal year 1998 compared to the corresponding period a year ago The increase was a result of volume increases related to the continued growth of both the Vermont Pure brand and secondary labels. Increased promotional expense was incurred to enhance brand awareness. This, as well as increased market penetration and development of new markets, were responsible for the sales growth. Average selling prices for the six and three months ending April 25, 1998 were down 1% and 4%, respectively from the corresponding period the previous year reflecting increased volume of private and secondary labels. The total 28% increase for the year to date was accounted for in the following distribution channels: 15% attributable to Vermont Pure sizes, 7% attributable to secondary labels, and 6% attributable to private labels. The Akva brand had no material impact on sales for either period reported.

Sales for the home and office division increased $2,723,905, or 140%, for the first six months of fiscal year 1998 compared to the corresponding period of the prior year. Sales for the division increased $1,497,526, or 151%, for the second quarter of fiscal year 1998 compared to the corresponding period of the prior year. A substantial portion of the increase in sales for this division can be attributed to acquisitions. Exclusive of acquisitions, sales of home and office related products increased approximately 11% and 15% for the first half and second quarter of fiscal 1998, respectively.

Cost of Goods Sold - For the first six months of fiscal 1998, Cost of Goods Sold was $4,460,310 compared to $2,518,156 in fiscal year 1997 resulting in gross profits of $6,101,703, or 58% of sales, and $3,442,380, or 53% of sales, respectively. For the second quarter, Cost of Goods Sold was $2,518,156 in 1998 compared to $1,858,402 in 1997 resulting in gross profits of $3,636,771, or 59% of sales, and $2,357,860, or 56% of sales, respectively. The increase in gross profit for the respective six and three month periods was due to a considerable increase in sales volume which resulted in a lower cost per unit. In addition, the Company's sales continued, through acquisition, to become more heavily skewed toward higher margin home and office sales. Raw material pricing remained stable throughout the first half of 1998. However, the Company's PETE bottle prices are dependant on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first six months of fiscal year 1998 compared to the corresponding period in fiscal year 1997, total operating expenses were $6,114,334 and $3,895,230, respectively, an increase of $2,219,104 or 57%. For the second quarter, operating expenses were $3,335,631 in 1998 compared to $2,202,489 in 1997, an increase of 51%. Selling, general and administrative expenses increased by $1,823,676 or 72%, for the first six months of fiscal 1998 and $1,044,062 or 80% for the second quarter of fiscal 1998. The increase in these costs was primarily due to the addition of the operating costs of the acquired companies and the conversion costs to integrate these companies.
The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. Advertising expenses increased by $215,150 or 17%, and decreased $5,091 for the six and three month periods, respectively, in 1998 compared to the corresponding period of fiscal 1997. The decreased advertising expense for the quarter is reflective of no slotting charges for the period coupled with characteristically low advertising expenses for the acquired businesses. The increase in advertising expenses for the year to date was due to higher promotional expenses in the first quarter associated with increased market penetration and brand awareness. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration. For the first half and second quarter of fiscal year 1998 amortization increased $180,278 and $94,171, respectively, from the same periods a year ago as a result of increased goodwill from new acquisitions.


Profit/Loss From Operations - Loss from operations for the first six months of fiscal 1998 was $12,631 as compared to $452,850 for the corresponding period last year, an improvement of $440,219. Profit from operations for the second quarter of fiscal 1998 was $301,140 as compared to $155,371 for the corresponding period last year, an increase of $145,769. The improvement is attributable to the increase in sales combined with a decrease in raw material costs and production and distribution volume efficiencies. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its home and office distribution which is a less cyclical business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $193,909 or 128% and $115,616 or 147%, for the first six months and second quarter of fiscal year 1998, respectively, compared to the corresponding periods in fiscal year 1997. The increase in interest expense was a result of increased borrowing to finance the recent acquisitions and fund operations through a bank line of credit.

Net Profit/Loss - The Company's net loss for the first six months of fiscal year 1998 was $356,887 compared to $602,585 for the corresponding period last year, an improvement of $245,698 or 41%. The profit for the second quarter of fiscal 1998 was $107,765 compared to $67,656 for the same quarter in 1997, an improvement of $40,109, or 59%. The decrease in loss and increase in profit for the first half and second quarter, respectively are indicative of the improvement in results of operations more than offsetting increased interest changes to finance growth through acquisitions.


                         Liquidity and Capital Resources

Largely as a result of a reduction of the net loss, cash flow from operations showed an improvement for the first six months of fiscal year 1998 as compared to the corresponding period in fiscal year 1997. The net cash inflow from operations improved to $299,084 from $239,074, for those respective periods, an improvement of 25%. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquiring operating assets needed to accommodate the growth of the business, and scheduled debt repayments. These requirements may result in future net cash outflows on a seasonal basis.

As of April 25, 1998, the Company had working capital of $1,477,191 compared $257,371 on October 25, 1997, the end of the last fiscal year. The increase in working capital of $1,219,820 reflects, primarily, the refinancing of the Company's operating line of credit with CoreStates bank. Scheduled debt repayment and to finance acquisitions and resulting integration costs and capital expansion continues to be a significant use of cash for the Company. As of May 29, 1998 the Company had borrowed $1,752,000 from the working capital portion of its line of credit compared to a $238,021 balance at the beginning of the fiscal year. The maximum amount available to borrow under this facility is $2,000,000. The Company pays interest on any outstanding principal at the

London Interbank Offered Rate (LIBOR) plus 2.50%, which was approximately 8.2% per annum on May 29, 1998. The loan facility is secured by all the inventory, receivables and intangible assets of the Company and expires April 2003.

At October 25, 1997, the Company had recorded a deferred tax asset of $544,000. No adjustments were made to this amount during the first quarter of 1998. Further recognition is dependant on future earnings.

In addition to the working capital line of credit, the Company refinanced its existing acquisition debt with CoreStates Bank. The total acquisition debt refinanced with CoreStates was about $5.2 million. Subsequently, on May 29, 1998, the Company borrowed an additional $2.5 million for the acquisition of Perrier customers in the Albany, New York market leaving about $5.3 million, subject to certain acquisition criteria, available under the agreement for future acquisitions.

The Company has reduced its cash usage over the last year and anticipates that its working capital position will improve in future quarters and is adequate to fund operations when supplemented by its operating line of credit. Future sales growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that this financing will be available. The Company is continuing to pursue an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources and the CoreStates facility described above.

PART II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

(a)      None

(b)      None

(c) In conjunction with the CoreStates Bank line of credit agreement detailed in the Company's footnotes to the financial statements for the period ending April 25, 1998, it entered into a Warrant Agreement with the bank on April 8, 1998. The agreement grants 23,773 warrants to CoreStates Bank to purchase Vermont Pure Holdings, Ltd. common stock at an exercise price of $3.00 per share for a term of six years from the date of the Agreement. The warrants were issued in lieu of cash for bank fees as consideration for closing the agreement with the bank pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         On April 2, 1998, the Company held its annual shareholders meeting at 1:30 PM at the Sheraton Conference Center in South Burlington, Vermont. There were two matters of business requiring shareholder vote, election of directors and adoption of the 1998 Incentive and Non-Statutory Stock Option Plan.

         Concerning the election of directors, a total of votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

                                                        "For"         "Withheld"
                  Frank G. McDougall                 7,942,341          107,595
                  Timothy G. Fallon                  7,953,441           96,495
                  Robert C. Getchell                 8,025,610           24,326
                  David R. Preston                   8,025,610           24,326
                  Norman E. Rickard                  8,025,610           24,326
                  Beat Schlagenhauf                  8,025,610           24,326
                  Richard Worth                      8,025,610           24,326

         Concerning the approval and adoption of the 1998 Incentive and Non-Statutory Stock Option Plan, 7,619,693 shares were voted "for", 347,163 "against", and 83,080 abstained.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

 Exhibit #                  Description

10.1 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998.

10.2 Agreement and Collateral Assignment of Lease between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 30, 1998.

10.3 Security Agreement between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

10.4 Term Note for $65,000 between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

10.5 Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holding, Inc, and Sagamon Springs, Inc. dated January 6, 1998.

10.6 Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8, 1998

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            June 9, 1998
                  Randolph, Vermont




                                                    VERMONT PURE HOLDINGS, LTD.




                                  By: /s/ Bruce S. MacDonald
                                      Bruce S. MacDonald
                                      Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                                    Financial Officer)

                                  EXHIBIT INDEX
 Exhibit #                  Description

10.1 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998.

10.2 Agreement and Collateral Assignment of Lease between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 30, 1998.

10.3 Security Agreement between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

10.4 Term Note for $65,000 between Vermont Pure Holding, Ltd. And Sagamon Springs, Inc. dated January 6, 1998.

10.5 Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holding, Inc, and Sagamon Springs, Inc. dated January 6, 1998.

10.6 Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8, 1998