Form 10QSB
period 1998-07-28
VERMONT PURE HOLDINGS LTD
filed 1998-09-04
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 25, 1998
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

                                                        Outstanding at
                  Class                               September 4, 1998

Common Stock, $.001 Par Value                            10,287,187

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                    Page Number
Part I - Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheet as of
                   July 25, 1998 (unaudited) and
                   October 25, 1997                                           3

                   Consolidated Statement of Operations (unaudited)
                   for the Nine Months and Three Months ended
                   July 25, 1998 and July 26, 1997                            4

                   Consolidated Statement of Cash Flows
                   (unaudited) for the Nine Months ended
                   July 25, 1998 and July 26, 1997                            5

                   Notes to Consolidated Financial Statements
                   (unaudited)                                           6 - 11

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation                                            12 - 15

Part II - Other Information                                                  16

         Item 1.   Legal Proceedings

         Item 2.   Changes in Securities

         Item 3.   Defaults upon Senior Securities

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                   Signature                                                 17

PART I - Item 1

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       July 25       October 25,
                                                                         1998           1997
                                                                    -------------   ------------
                                                                      (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $    382,028    $     93,808
  Accounts receivable                                                  3,812,908       1,974,765
  Inventory                                                            1,758,933         978,473
  Current portion of deferred tax asset                                  326,000         326,000
  Other current assets                                                   138,436         288,627
                                                                    -------------   -------------

  TOTAL CURRENT ASSETS                                                 6,418,305       3,661,673
                                                                    -------------   -------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation               8,675,771       7,332,912
                                                                    -------------   -------------

OTHER ASSETS:
  Intangible assets - net of accumulated amortization                  9,411,390       5,216,300
  Deferred tax asset                                                     218,000         218,000
  Other assets                                                            63,708         117,881
                                                                    -------------   -------------

  TOTAL OTHER ASSETS                                                   9,693,098       5,552,181
                                                                    -------------   -------------

TOTAL ASSETS                                                        $ 24,787,174    $ 16,546,766
                                                                    =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  3,175,326    $  1,099,094
  Current portion of customer deposits                                    68,191          49,534
  Accrued expenses                                                     1,135,513         986,961
  Line of credit                                                                         238,021
  Current portion of long term debt                                      508,891         885,748
  Current portion of obligations under capital lease                     125,332         144,944
                                                                    -------------   -------------

  TOTAL CURRENT LIABILITIES                                            5,013,253       3,404,302

  Long term debt                                                       1,543,892       5,435,292
  Long term obligations under capital lease                              240,380         304,597
  Line of credit                                                       8,884,266               -
  Long term portion of customer deposits                               1,068,324         760,559
                                                                    -------------   -------------

  TOTAL LIABILITIES                                                   16,750,115       9,904,750
                                                                    -------------   -------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value, 20,000,000 authorized shares,
    10,131,980 issued and outstanding shares at October 25, 1997
    and 10,287,187 issued and outstanding shares at July 25, 1998         10,288          10,132

  Paid in capital                                                     23,070,349      22,447,092
  Accumulated deficit                                               (15,043,578)     (15,815,208)
                                                                    -------------   -------------

  TOTAL STOCKHOLDERS' EQUITY                                           8,037,059       6,642,016
                                                                    -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 24,787,174    $ 16,546,766
                                                                    =============   =============

                       See notes to financial statements

                           VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Nine months ended              Three months ended
                                                         -----------------------------------   -----------------------------------
                                                              July 25            July 26           July 25            July 26
                                                               1998               1997              1998                1997
                                                         ----------------   ----------------  ----------------   -----------------
                                                         ----------------   ----------------  ----------------   -----------------
                                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

SALES                                                     $    19,717,417   $    12,255,738   $     9,155,404    $      5,724,061

COST OF GOODS SOLD                                              7,907,932         5,361,124         3,447,622           2,271,827
                                                         ----------------   ----------------  ----------------   -----------------

GROSS PROFIT                                                   11,809,485         6,894,614         5,707,782           3,452,234
                                                         ----------------   ----------------  ----------------   -----------------

OPERATING EXPENSES:
  Selling, general and administrative expense                   7,155,741         4,176,986         2,784,268           1,629,189
  Advertising expenses                                          2,887,685         2,410,552         1,407,505           1,145,522
  Amortization                                                    436,948           136,659           174,267              54,256
                                                         ----------------   ----------------  ----------------   -----------------

TOTAL OPERATING EXPENSES                                       10,480,374         6,724,197         4,366,040           2,828,967
                                                         ----------------   ----------------  ----------------   -----------------

PROFIT (LOSS) FROM OPERATIONS                                   1,329,111           170,417         1,341,742             623,267
                                                         ----------------   ----------------  ----------------   -----------------

OTHER INCOME (EXPENSE):
  Interest - net                                                 (574,526)         (230,939)         (228,746)            (79,068)
  Miscellaneous                                                    17,045            17,954            15,521              15,818
                                                         ----------------   ----------------  ----------------   -----------------

TOTAL OTHER INCOME (EXPENSE)                                     (557,481)         (212,985)         (213,225)            (63,250)
                                                         ----------------   ----------------  ----------------   -----------------

NET  INCOME  (LOSS)                                      $        771,630   $       (42,568)  $     1,128,517    $        560,017
                                                         ================   ================  ================   =================

NET INCOME  (LOSS) PER SHARE - BASIC                     $           0.08   $         (0.00)  $          0.11    $           0.06
                                                         ================   ================  ================   =================
NET INCOME  (LOSS) PER SHARE - DILUTED                   $           0.07   $         (0.00)  $          0.10    $           0.06
                                                         ================   ================  ================   =================
Weighted Average Shares Used in Computation - Basic            10,240,294         9,697,316        10,284,633           9,716,363
                                                         ================   ================  ================   =================
Weighted Average Shares Used in Computation -Diluted           11,021,476         9,697,316        11,044,279           9,761,451
                                                         ================   ================  ================   =================

                       See notes to financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended
                                                                 ----------------------------------------------------
                                                                         July 25,                     July 26
                                                                           1998                        1997
                                                                 ------------------------    ------------------------
                                                                 ------------------------    ------------------------
                                                                        (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit/(loss)                                                     $       771,630     $               (42,568)

    Depreciation                                                                747,292                     552,046
    Amortization                                                                436,948                     136,659
    (Gain) loss on disposal of property and equipment                             7,100                     (14,440)

  Changes in assets and liabilities (net of effect of acquisitions):
    (Increase) Decrease in accounts receivable                               (1,729,996)                 (1,237,659)
    (Increase) Decrease in inventory                                           (718,518)                    270,534
    (Increase) Decrease in other current assets                                 190,191                      18,583
    (Increase) Decrease in other  assets                                        262,414                     191,020
    (Decrease) Increase in accounts payable                                   1,943,987                     345,462
    (Decrease) Increase in customer deposits                                    245,329                      68,319
    (Decrease) Increase in accrued expenses                                     148,552                     765,445
                                                                 ------------------------    ------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                         2,304,928                   1,053,401
                                                                 ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (1,853,044)                   (638,030)
    Proceeds from sale of fixed assets                                           60,500                      40,500
    Cash used for acquistions                                                (3,927,899)                   (769,903)
                                                                 ------------------------    ------------------------
CASH USED IN INVESTING ACTIVITIES                                            (5,720,443)                 (1,367,433)
                                                                 ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                                879,855                    (441,811)
    Proceeds from debt                                                       10,419,756                     808,468
    Principal payments of debt                                               (7,606,826)                   (587,852)
    Sale of common stock                                                         10,950                           0
                                                                 ------------------------    ------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         3,703,735                    (221,195)
                                                                 ------------------------    ------------------------
NET INCREASE (DECREASE) IN CASH                                                 288,220                    (535,227)

CASH - Beginning of period                                                       93,808                     783,081
                                                                 ------------------------    ------------------------

CASH  - End of period                                                   $       382,028     $               247,854
                                                                 ========================    ========================



Cash paid for interest                                                  $       574,526     $               266,201
                                                                 ========================    ========================


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

         B. Vermont Coffee Time - On January 5, 1998, the Company completed the purchase of substantially all of the assets of Vermont Coffee Time, Inc., a company operating distribution routes for water and coffee to homes and offices and commercial vending services, primarily in Northern Vermont. The purchase price of the assets was $1,431,564. Chittenden Bank financed $1,000,000 of the purchase from an acquisition credit facility provided by a loan agreement dated June 20, 1997. The balance of the purchase price was settled by the issuance of a note to the seller of $250,000 and by the issuance of $181,564 worth of the Company's common stock. The note was subsequently paid off on April 8, 1998 with borrowings under a line of credit with CoreStates Bank, N.A. which is described in item 4b below.

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

         D. Vermont Naturals - On May 15, 1998 the Company purchased the assets of Vermont Naturals based in Clifton Park, New York. In addition to customers, the Company acquired trucks, bottles, coolers and product inventory. The approximate purchase price was $200,000.

         E. Perrier Group of America - On May 29, 1998 the Company acquired the Poland Spring and Deer Park home and office customers in the Albany, New York market from the Perrier Group of America. In addition to customers, the Company acquired trucks, bottles, coolers, product inventory and office furniture. The approximate purchase price was $2.5 million. The Company borrowed $2.6 million from CoreStates under its line of credit for the transaction.


4.       LONG TERM DEBT

         A. Vermont Coffee Time, Inc.- The Company issued a note to Vermont Coffee Time, Inc. on January 5, 1998 in conjunction with the purchase of certain assets from that Company. The term of the note is five years. It is payable in equal monthly installments based on a ten year amortization at 8.5% interest. There is a lump sum of $154,179 due on January 5, 2003. The loan is secured by all tangible and intangible assets purchased pursuant to the Asset Purchase agreement governing this transaction. As noted in item 3B above this note has been paid off.

         B. CoreStates Banks N.A. - The Company entered into a five (5) year revolving credit line with CoreStates Banks N.A. on April 18, 1998. The purpose of the loan is for permitted acquisitions and capital expenditures, working capital and to refinance existing term debt. The Company is entitled to borrow up to $15 million under the terms and conditions of the agreement. Of this amount $2 million is allowed for working capital with the balance available for acquisitions. As of July 25,1998 $7,766,390 had been borrowed against this facility. The facility was used to repay working capital and acquisition debt from Chittenden Bank, the acquisition debt incurred in connection with the purchase of Happy Ice and Vermont Coffee Time, Inc. as well as the mortgage note to Randolph National Bank which was secured by the Company's principal facility. The acquisition line of credit was also used for the Vermont Naturals and the Perrier acquisitions. Under the agreement the Company is required to pay interest monthly at a rate of LIBOR plus 2.5%, currently approximately 7.75%. The interest rate can decrease during the term based on certain performance parameters outlined in the agreement. Due to the Company exceeding the financial covenants established by CoreStates the interest was lowered at the beginning of the third quarter in 1998. The line of credit is contingent upon the Company continuing to meet certain loan covenants which require the Company to comply with certain financial ratios, as well as other affirmative and negative covenants that are standard for credit facilities of this type.


5.       LINE OF CREDIT

         As of July 25,1998 the Company had borrowed $1,117,876 from the working capital portion of its line of credit with CoreStates Banks. The Company was eligible to borrow $2,000,000 as of that date.


6.       INTANGIBLE ASSETS

         The value of the distribution rights obtained from Akva, Hf. in exchange for the Company's stock will be amortized over six years. The price of the Company's stock was $4.3125 per share at the time of the closing. Based on the issuance of 25,000 shares, distribution rights at the time of the sale were valued at $107,812.

         Goodwill that resulted from the acquisition of the assets of Vermont Coffee Time, Inc., Sagamon Spring Water of Vermont, Inc., Vermont Naturals and the purchase of the Albany, New York market area from the Perrier Group of America will be amortized over 30 years and was calculated, in the aggregate, as follows:

         Purchase Price                                              $4,436,489
         Acquisition Costs                                              272,651
         Fair Value of Tangible and Identifiable Intangible Assets   (1,333,317)
         Liabilities Assumed                                            402,207
                                                                      ----------
         Total                                                     $  3,778,030
                                                                      ==========

         In  conjunction   with  the   acquisition   the  Company  entered  into
non-competition, employment and consulting agreements with the owner of Vermont Coffee Time, Inc.

         In conjunction with the acquisition the Company has entered into a non-competition agreement with the owners of Sagamon Spring Water of Vermont, Inc.

         In conjunction with the acquisition the Company has entered into a non-competition agreement with the owners of Vermont Naturals.


7.         COMMITMENTS

         A. Leased Space - The Company entered into a lease for 18,000 square feet of space in Halfmoon, New York. The space will be used as a bottling, warehouse, and distribution plant for the Company's upstate New York Home and Office operations. This space replaces the former headquarters of Excelsior Spring Water, in Saratoga, NY which the Company currently leases on a month to month basis. The lease commenced on April 1, 1998 and the term of the new lease is 10 years. The monthly lease payments are approximately $7,500 per month. The Company has subsequently leased an additional 4,500 square feet from this landlord.

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


8.       STOCK ISSUE

         In conjunction with acquisitions during the fiscal year the Company issued 150,207 shares of its common stock valued at $612,464 with share prices ranging from $4.00 to $4.31.

         On April 8, 1998, in connection with the financing arrangement with CoreStates Bank, the Company issued warrants to the bank to purchase shares of its common stock. The exercise price was below the stock's market price on the issuance date. The Company will amortize the value of the warrants over the five year term of the agreement.


9.       STOCK OPTION PLAN

         On April 2, 1998, the Company's shareholders approved the 1998 Incentive and Non-Statutory Stock Option Plan. The plan provides for issuance of up to 500,000 options to purchase the Company's common stock under the administration of the Board of Directors. The intent of the plan is to award options to officers, employees, directors, and other individuals providing services to the Company. Through July 25, 1998, 30,000 options had been issued under the plan.


10.      EARNINGS PER SHARE

         The Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of these instruments would have on earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

                                                   9 Months Ended                       3 Months Ended
                                                       July 25,                              July 25,
                                               1998                1997            1998                 1997
                                          _________________________________  __________________________________
         Numerator
         Net Income (Loss)                 $ 771,630          $ (42,568)     $ 1,128,517            $ 560,017
         Denominator
         Wt. Avg. Shares
           Outstanding                    10,240,294          9,697,316       10,284,633            9,716,363
         Denominator for Basic EPS
         Effect of Dilutive Securities/
           Options                           781,182                  -          759,646               45,088
                                          _________________________________  __________________________________
         Total- Denominator for           11,021,476          9,697,316       11,044,279            9,761,451
           Fully diluted EPS

         Basic EPS                              $.08               $.00             $.11                 $.06
         Fully Diluted EPS                      $.07               $.00             $.10                 $.06

11.      CONTINGENCIES

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

         On February 24, 1997 the Company reached a settlement with one of the two former employees involved in this litigation. The settlement had no material financial impact on the Company and both parties agreed to release their claims against each other.

         In August 1998, the court granted an attachment against the Vermont Pure Holdings, Ltd. common stock owned by the former employee still involved in the suits. The court has stayed the attachment pending a further hearing, but issued an injunction prohibiting the sale of any of these shares until the hearing.

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

                              Results of Operations

Sales - Sales for the first nine months of fiscal year 1998 were $19,717,417, an increase of $7,461,679 or 61% over sales of $12,255,738 for the corresponding period last year. Sales for the third quarter of fiscal year 1998 were $9,155,404, an increase of $3,431,343 or 60% over sales of $5,724,061 for the corresponding period last year. Excluding sales attributable to the acquisitions in the nine and three months ending July 25, 1998, sales increased approximately 32% and 35%, respectively, over the corresponding periods last year.

Sales for retail-size products increased $2,619,345, or 29%, for the first nine months of fiscal year 1998 compared to the corresponding period a year ago. Sales for these products increased $1,386,415, or 32%, for the third quarter of fiscal year 1998 compared to the corresponding period a year ago. The increase was a result of volume increases related to the continued growth of both the Vermont Pure brand and secondary labels. Increased promotional expense was incurred to enhance brand awareness. Increased market penetration and development of new markets also contributed to the sales growth. Average selling prices for the nine and three months ending April 25, 1998 were down 1% for both of the corresponding periods from the previous year reflecting increased volume of private and secondary labels and the competitive nature of the marketplace. The total 29% increase for the year to date was accounted for in the following distribution channels: 21% attributable to Vermont Pure sizes, 5% attributable to secondary labels, and 3% attributable to private labels. The Akva brand had no material impact on sales for either period reported.

Sales for the home and office division increased $4,680,991, or 156%, for the first nine months of fiscal year 1998 compared to the corresponding period of the prior year. Sales for this category increased $2,037,891, or 174%, for the third quarter of fiscal year 1998 compared to the corresponding period of the prior year. A substantial portion of the increase in sales for this division can be attributed to acquisitions. Exclusive of acquisitions, sales of home and office related products increased approximately 18% and 19% for the first half and third quarter of fiscal 1998, respectively.

Cost of Goods Sold - For the first nine months of fiscal 1998, Cost of Goods Sold was $7,907,932 compared to $5,361,124 in fiscal year 1997 resulting in gross profits of $11,809,485, or 60% of sales, and $6,894,614, or 56% of sales, respectively. For the third quarter, Cost of Goods Sold was $3,447,622 in 1998 compared to $2,271,827 in 1997 resulting in gross profits of $5,707,782, or 62% of sales, and $3,452,234, or 60% of sales, respectively. The increase in gross profit for the respective nine and three month periods was due to a considerable increase in sales volume which resulted in a lower cost per unit. In addition, the Company's sales continued, through acquisition, to become more heavily skewed toward higher margin home and office sales. Raw material pricing remained stable throughout the first three quarters of 1998. However, the Company's PET bottle prices are dependant on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.


Operating Expenses - For the first nine months of fiscal year 1998 compared to the corresponding period in fiscal year 1997, total operating expenses were $10,480,374 and $6,724,197, respectively, an increase of $3,756,177 or 56%. For the third quarter, operating expenses were $4,366,040 in 1998 compared to $2,828,967 in 1997, an increase of $1,537,073, or 54%. Selling, general and administrative expenses increased by $2,978,755 or 71%, for the first nine months of fiscal 1998 and $1,155,079 or 71% for the third quarter of fiscal 1998. The increase in these costs was primarily due to the addition of the operating costs of the acquired companies and the conversion costs to integrate these companies. The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. Advertising expenses increased by $477,133, or 20%, and $261,983, or 23%, for the nine and three month periods, respectively, in 1998 compared to the corresponding periods of fiscal 1997. Advertising expenses are associated with the retail-size category. The increase in advertising expenses for the respective periods was due to higher promotional expenses associated with increased market penetration and brand awareness. The sales growth rate exceeded the rate of growth in promotional expenses. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first nine months and third quarter of fiscal year 1998, amortization increased $300,289 and $120,011, respectively, from the same periods a year ago as a result of increased goodwill from new acquisitions.

Profit From Operations - Profit from operations for the first nine months of fiscal 1998 was $1,329,111 as compared to $170,417 for the corresponding period last year, an improvement of $1,158,694. Profit from operations for the third quarter of fiscal 1998 was $1,341,742 as compared to $623,267 for the corresponding period last year, an increase of $718,475. The improvement is attributable to the increase in sales combined with a decrease in raw material costs and production and distribution volume efficiencies. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its less seasonal home and office distribution business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $343,587 and $149,678 for the first nine months and third quarter of fiscal year 1998, respectively, compared to the corresponding periods in fiscal year 1997. The increase in interest expense was a result of increased borrowing to finance acquisitions and fund operations through a bank line of credit.

Net Income/Loss- The Company's net income for the first nine months of fiscal year 1998 was $771,630 compared to a net loss of $42,568 for the corresponding period last year, an improvement of $814,198. Net income for the third quarter of fiscal 1998 was $1,128,517 compared to $560,017 for the same quarter in 1997, an improvement of $568,500. The increase in net income for the first nine months and third quarter, respectively are indicative of the improvement in results of operations more than offsetting increased interest charges to finance growth through acquisitions.

                         Liquidity and Capital Resources

As a result of a profitable first nine months of fiscal year 1998, cash flow from operations showed an improvement as compared to the corresponding period in fiscal year 1997 when the Company reported a small net loss. The net cash inflow from operations improved to $2,304,928 from $1,053,402 for those respective periods, an improvement of $1,251,526. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquisition of operating assets needed to accommodate the growth of the business, and debt repayment. These requirements may result in future net cash outflows on a seasonal basis.

As of April 25, 1998, the Company had working capital of $1,405,052 compared to $257,371 on October 25, 1997, the end of the last fiscal year. The increase in working capital of $1,147,681 reflects, primarily, the refinancing of the Company's operating line of credit with CoreStates bank and cash generated from operations. Scheduled debt repayments from the financing of acquisitions and resulting integration costs and capital expansion continues to be a significant use of cash for the Company. As of August 25, 1998 the Company had borrowed $1,227,000 from the working capital portion of its line of credit with CoreStates Bank compared to a $238,021 balance under the prior line from Chittenden Bank at the beginning of the fiscal year. The maximum amount available to borrow under this facility is $2,000,000.

In addition to the working capital line of credit, the Company refinanced its existing acquisition debt with CoreStates Bank. The total acquisition debt refinanced with CoreStates was $5.2 million. Subsequently, the Company borrowed an additional $2.8 million for other acquisitions leaving $5.1 million, subject to certain acquisition criteria, available under the agreement for future acquisitions.

All of the CoreStates borrowings are under one facility and divided into separate working capital and acquisition segments. The Company pays interest on any outstanding principal at the London Interbank Offered Rate (LIBOR) plus 2.00%, which was approximately 7.7% per annum on August 25, 1998. This rate was lowered subject to performance covenants in the loan agreement on June 15, 1998 from LIBOR plus 2.50%. The facility is secured by all the inventory, receivables and intangible assets of the Company and expires April 2003.

At October 25, 1997, the Company had recorded a deferred tax asset of $544,000. No adjustments were made to this amount through the third quarter of 1998. Further recognition is dependent on future earnings.

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

PART II - Other Information

Item 1 - Legal Proceedings

         Note 11 to the consolidated financial statements included in this Form 10-QSB is hereby incorporated by reference.

Item 2 - Changes in Securities

(a)      None

(b)      None

(c)      None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         On June 12, 1998, the Company filed a report on form 8-K to report, under Item 2, the acquisition of certain assets of the Perrier Group of America in the Albany, New York area.
                                       16

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:            September 8, 1998
                  Randolph, Vermont



                                            VERMONT PURE HOLDINGS, LTD.




                   By: /s/ Bruce S. MacDonald
                   Bruce S. MacDonald
                   Vice President, Chief Financial Officer
                  (Principal Accounting Officer and Principal Financial Officer)