Form 10KSB
period 1998-10-31
VERMONT PURE HOLDINGS LTD
filed 1999-01-29
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998
          or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

                    Commission File Number 1-11254

                     VERMONT PURE HOLDINGS, LTD.
        (Exact name of small business issuer in its charter)



                              Delaware



                             06-1325376



                   (State or other jurisdiction of
                   incorporation or organization)



                   I.R.S. Employer Identification
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

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

The Issuer's revenues for the most recent fiscal year were $29,169,185.

Based on the last sale at the close of business on January 15, 1999, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $ 49,320,576.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 10,253,758 on January 15, 1999.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

ITEM 1.   BUSINESS.

     The Company bottles, markets and distributes natural spring water under the "Vermont Pure" and "Hidden Spring" brands to the retail consumer and home/office markets. The Company sells to the retail consumer markets primarily in the New England, Mid-Atlantic and Mid-Western states while it sells to the home/office market primarily in Northern New York and Northern New England.

Industry Background

     Bottled water has been and continues to be a fast growing segment of the beverage industry. According to studies prepared by the Beverage Marketing Corporation, total bottled water consumption in the United States more than tripled from 1983 to 1995. Annual consumption increased from 2.8 gallons per capita in 1980 to 12 gallons per capita in 1997, and it is projected to reach
14.2 gallons per capita by the year 2000. Bottled water volume in the United States has grown significantly, increasing from the approximately 1.1 billion gallons in 1984 to approximately 3 billion gallons in 1997; from approximately $1.3 billion in sales in 1984 to over $3.7 billion in 1997. The studies show that bottled water is the fastest growing beverage category in the industry.

     The bottled water market may be divided into two distinct categories: non-sparkling (still or non-carbonated water) which accounts for approximately 87% of bottled water sales and sparkling (carbonated) which accounts for approximately 13% of bottled water sales. All of the Company's natural spring water products are in the non-sparkling category.

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

     Immediately after the acquisition of the business of Vermont's Hidden Spring, Inc., the Company developed a new brand under the label, "Vermont Pure." The Vermont Pure brand is positioned as a premium brand for the general consumer market with a wide distribution in supermarkets, convenience stores and other consumer outlets, as well as in home and office markets. The Company has focused on distributing the Vermont Pure brand in the New England and Mid-Atlantic regions since 1991, and more recently the Company has expanded its distribution into the Northern Virginia - Washington, D.C. - Baltimore metropolitan and the Northern Mid-Western markets.

     The Company retained its original product tradename, "Vermont's Hidden Spring," and subsequently modified it to "Hidden Spring" The Company currently markets this brand to essentially the same types of markets as the Vermont Pure brand. It also actively uses trademarks and brands that it has acquired through acquisitions including Happy Spring Water (TM), Excelsior Spring Water (TM), and Vermont Natural's(TM) and Coffee Time of Vermont. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously. See "Competition" below.

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

     The Company has continued a strategy of incremental growth by acquisition in fiscal 1997 and fiscal 1998. In March 1997, the Company purchased certain assets and assumed selected liabilities of the home/office business of Greatwater Refreshment Services, Inc., based in upstate New York. In July 1997, the Company acquired A.M. Fridays, Inc., a home/office distributor of bottled water, coffee, and vending services, with warehouse distribution based in Manchester, New Hampshire and Shelton, Connecticut. The Company believes this acquisition has facilitated its expansion into northern Massachusetts. In August 1997, the Company purchased the stock of Excelsior Springs Water Company, Inc., a home and commercial bottled water and coffee distributor in the Albany, Saratoga Springs and Plattsburgh, New York markets.

     Continuing this strategy in the 1998 fiscal year, the Company acquired the worldwide trademark and distribution rights for AKVA Icelandic bottled spring water, absorbing the United States distribution of AKVA into its existing operations in December 1997. In January 1998, the Company acquired the assets of Vermont Coffee Time, Inc. of Williston, Vermont. Vermont Coffee Time, which had total sales of $1.5 million in 1997, delivers Green Mountain Coffee and spring water to offices and homes in Vermont and parts of upstate New York and New Hampshire. In May, Vermont Pure acquired the home and office delivery assets of Perrier Group of America in the Albany, New York market. Perrier's sales in this market at the time of the acquisition were about $2 million annually. The Company also completed four small acquisitions of home and office customer bases with combined sales of about $500,000 annually. In all cases, the acquisitions of the home and office businesses were absorbed into the Company's existing operations in the respective market area.

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

Description of Water Sources

     The primary sources of the natural spring water used by the Company are springs located on the Company's properties in Randolph and Tinmouth, Vermont. The rights to the Tinmouth source were acquired in January 1998 to add additional capacity to the Company's water supply.

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

     In addition to drawing water from its own springs, the Company purchases bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of such springs are approved sources for natural spring water. See "Government Regulation". During fiscal 1998 and 1997, purchases of spring water from a non-affiliated source in Vermont amounted to approximately half of the Company's usage of spring water. The Company is actively exploring the acquisition of additional spring sources that would enable it to reduce its reliance on third-party springs.

     The Company has for several years purchased spring water from a Vermont supplier with whom it has a good relationship, and the Company has no reason to believe that it will not be able to obtain substantially all of the bulk spring water supplies it needs from this supplier. However, if the supplier ceased to sell spring water to the Company at commercially reasonable prices or for any reason, or could no longer meet the Company's needs to a material extent, or if the supplier's spring source were no longer an approved source for natural spring water by reason of contamination or otherwise, then, unless the Company could find adequate amounts of bulk spring water from other suppliers or sources, the Company's business would likely be materially adversely affected by an interruption in supply. The Company believes that it could find adequate supplies of bulk spring water from other sources, but that it might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

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

Products

     The Company's natural spring water is sold under the Vermont Pure and Hidden Spring brands and is packaged in various bottle sizes ranging from 12 ounces to 1.5 liters and is sold in single units and plastic rings of six bottles, depending on the market to which the product is targeted. In recent years, sales indicate that the most preferred container sizes are "single serve" sizes" - 750 ml and .5 liter. The Company uses a sports cap on various product sizes to create interest and add extra value. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles which is perceived in the marketplace as a high quality package. The home/office natural spring water products are sold in three, five and six gallon bottles. In conjunction with the home/office accounts, the Company also distributes coffee, tea and other hot beverage products and related supplies.

Marketing

     The Company generally markets its Vermont Pure products as "premium" domestic bottled water products. A premium bottled water product is distinguished from other available bottled water products by being packaged in small portable containers, typically PET recyclable bottles, and by being classified as a natural spring water by the Food and Drug Administration ("FDA"). The Company prices its Vermont Pure brand competitive to other domestic premium brands but lower than imported premium water products. The Hidden Spring products are similarly packaged and sold to retail grocery and convenience markets.

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

     The Company's home/office sales are generated and serviced using directly operated facilities, Company employees and Company designated distributors. The Company generally uses the Vermont Pure brand for this market and maintains distribution routes in its various market areas.

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

     During the winters of 1995-96, and 1996-97, the Company participated with Cabot Creamery, the Vermont Ski Areas Association and the Vermont Department of Travel & Tourism, to execute a joint television advertising campaign. Management believes that this strategic pooling of advertising dollars delivered a cost-effective media campaign in key market areas. The association with picturesque images of Vermont worked well to enhance the awareness of the Vermont Pure roots in the Green Mountains. The Company is also utilizing co-branding opportunities. During 1996 the Company entered into an arrangement with Ben & Jerry's Homemade Corporation under which the Company supplies its Vermont Pure water for use in Ben & Jerry's All Natural Sorbets. The Vermont Pure name is highlighted on all Ben & Jerry's sorbet packaging.

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

     The  Company   distributes   its  Vermont  Pure  brand  with  a  number  of
distributors, including the following principal distributors:

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

     The Company is obligated to supply the distributors with their requirements of the Vermont Pure brand at established prices. In addition, under its arrangement with CCE, the Company is obligated to participate in the creation and funding of various advertising and marketing programs (in addition to other Company programs) and pay slotting fees to the retail outlets where CCE determines to sell the Vermont Pure brand.

     CCE and its predecessor have been significant customers of the Company for several years, although the Company's dependence on CCE has been declining since 1995. Sales to CCE in fiscal years 1998, 1997 and 1996, expressed as a percentage of total sales, were 30%, 31%, and 35%, respectively. Accounts receivable from CCE at the end of fiscal years 1998, 1997 and 1996, expressed as a percentage of total accounts receivable, were 13%, 16%, and 14%, respectively. In October 1998, the Company announced that CCE had modified its distribution arrangement with the Company. The arrangement formerly provided for an annual renewal for an additional one year term unless CCE furnished 90 days prior notice of termination. The current arrangement with CCE is terminable by either party upon 30 days notice.

       Coca Cola USA has announced that it will market its own brand of purified water but has provided few other details to date. Although the Company considers its relationship with CCE to be good, it has been pursuing strategies designed, in part, to reduce its reliance on CCE, most notably the strategy of diversifying into the home and office markets where the Company distributes its own products. If and when Coca-Cola USA begins to market its own brand of purified water the Company believes that CCE will distribute that brand. In such an event the Company considers it likely that CCE will decide to limit or cancel its distribution of Vermont Pure. Accordingly, if the Company's relationship with CCE were terminated the Company's business would likely be materially adversely affected while the Company puts into place an effective replacement means of distribution. Any such material interruption in distribution could result in a loss of sales revenue. In the current market, the Company believes that such replacement means of distribution would likely involve a number of distributors, with the possibility that the Company would suffer inefficiencies, such as higher transport costs, that could also impact earnings.

     As discussed elsewhere, the Company is pursuing an acquisition strategy to purchase independent home and office bottlers and distributors in New England and New York State. Management's decision to expand in this market has been driven by, among other things, attractive margins and good cash flows from equipment rentals, as well as by the advantages of product diversification, such as diminished reliance on a single segment of the market. Moreover, the Vermont Pure brand in the multi gallon or home/office setting affords consumers an opportunity to sample the product, which the Company believes augments retail sales and contributes to brand awareness.

     The Company markets and distributes its water directly to homes and offices in six, five and three gallon reusable bottles. These products are distributed from Company operated warehouses and vehicles by employees throughout Northern New York and Northern New England. Deliveries are made to customers on a regularly scheduled basis. Water coolers, coffee brewers, coffee and other products related to these lines are also distributed on the routes. The Company also sells its Hidden Spring consumer products on these lines to homes, offices and retail outlets. The Company utilizes a network of outside distributors to distribute the Company's water and ancillary products. The Company does not own any of the assets or employ any of the personnel involved with the distribution of the water in these areas.

     The Company ships its consumer product from its bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors, retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis and transportation costs vary according to the distance of the shipment.

     The Company employs a sales force of 15 persons for retail and home/office sales. The Company's sales personnel act as liaison between distributors/customers and the Company for ordering product, facilitating distribution, servicing retail outlets, home/office customers and warehouse distribution. Sales personnel actively seek to expand the number of retail outlets, distributors, offices, and homes purchasing the Company's products.

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

Supplies

     The Company does not manufacture any of the bottles or packaging in which its products are sold. The Company purchases all of its PET bottles and the plastic caps used thereon from major plastic bottle vendors. Because of the intense demand for this form of bottle, from time to time the Company has experienced delays in obtaining an adequate number of bottles. Moreover, in 1994 and 1995, the market for plastic bottles and corrugated packaging was volatile and had an adverse impact on the cost of goods sold at that time. In 1996, resin prices that dictate the cost of PET plastic dropped and industry capacity increased. Consequently, the Company's cost for plastic bottles dropped significantly and remained stable in 1997. During this period, the Company negotiated a three-year contract with a bottle supplier for all of its needs. In 1998, this agreement was extended through 2001. The bottles supplied under the contract for many of its raw materials are priced by reference to the market price of resin. Notwithstanding its contracts, the Company may experience market instability with respect to raw material supplies. No assurance can be given that the Company will be able to obtain the supplies it requires on a timely basis or that the Company will be able to obtain them at prices that allow it to maintain the profit margin it has had in the past. Any raw material disruption or price increase may result in an adverse impact on the financial condition and prospects for the Company.

     For information about the Company's spring water sources, see "Description of Water Sources".

Seasonality

     The Company's business is seasonal, with the consumer portion of the business being somewhat more seasonal than the home and office market. The period from June to September represents the peak period for sales and revenues due to increased consumption of beverages during the summer months in the Company's core Northeastern United States market.

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

     Many of the Company's regional and national competitors are well established companies with recognized brand names and consumer loyalty. Moreover, these companies, as compared to Vermont Pure, have substantially greater financial resources and have established market positions, proprietary trademarks, distribution networks and bottling facilities. The Company also faces competition from the fast growing "private label" and contract packaged brands of natural spring water. These brands compete on a low-price basis and often occupy premium shelf space because they are retailer brands (also see "Contract Packaging"). Additionally, the Company faces competition from Canadian spring waters which price their product aggressively due to the exchange rate differential between the Canadian and U.S. dollars.

     The home and office distribution markets include a number of national companies, such as Culligan, Perrier (Poland Spring, Great Bear and Deer Park), as well as Suntory Group (Belmont Springs). There are also local well established bottled water operators that compete with the Company.

     The Company competes on the basis of pricing, association with the image of the State of Vermont, attractive packaging, customer service in the home/office business, and brand recognition. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously.

Trademarks

     The Company sells its natural spring water products under the trade names Vermont Pure Natural Spring Water, Hidden Spring, Excelsior Spring Water, and Vermont Naturals. The Company's labels which include these tradenames are registered with the United States Patent and Trademark Office.

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

     The Company's product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. The Company has received approval for its Vermont Pure and its Hidden Spring brands from 49 states.

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


Employees

     As of January 15, 1999, the Company had 163 full-time employees and 5 part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.

     The Company relies to a great degree on the combined efforts of its executive officers, Timothy G. Fallon, its President and Chief Executive Officer, and Bruce S. MacDonald, its Vice President and Chief Financial Officer, for its day to day management and strategic direction. Both of these officers have signed employment agreements with the Company that extend to November 1, 2001.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. It also owns a spring and recharge acreage in Sharon Springs, New York. The Company currently does not intend to use this spring. The Company rents on a monthly basis an office in an office suite in White Plains, New York.

  The Company rents warehouse space in different locations from time to time for the purpose of the trans-shipment of its bottled water products to its distributors and retailers. This space is rented on a per pallet basis.

  As part of the Company's acquisitions in 1996, 1997 and 1998, it has entered into or assumed various lease agreements for properties used as distribution points and office space for it's home and office service. The following table summarizes these arrangements:

Location              Lease Expiration         Sq. Ft.           Annual Rent
______________        _________________        ________          ____________
Williston, VT         July, 2003                8,000            $   58,476
Wilmington, MA        October, 2003            10,000            $   80,485
Rochester, NY         July, 2003                8,000            $   24,000
Buffalo, NY           October, 2000             6,760            $   44,616
Syracuse, NY          April, 2000               3,500            $   25,200
Halfmoon, NY          April, 2008              22,500            $  117,885
Plattsburgh, NY       At will                   2,000            $    5,400
Shelton, CT           December, 1998            2,000            $   11,700

  The Company believes that its existing bottling plant is adequate for its current and near-term needs. However, the Company anticipates that as it grows it will need to add or acquire additional capacity for bottling operations and warehouse space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 3.     LEGAL PROCEEDINGS.

  In February 1996, the Company commenced an action entitled Vermont Pure Springs, Inc. v. Robert Beattie and John Maguire in Orange Superior Court in the State of Vermont. The court assigned the case Docket No. S-33-2-96 Occv. The Company alleged that the defendants, who were former employees of the Company, breached their contractual and common law obligations concerning unfair competition and preservation of Company trade secrets. The Company sought damages and injunctive relief. On April 1, 1996, the Orange Superior Court entered a preliminary injunction against both defendants prohibiting their participation in a competing venture known as Montpelier Springs or disclosing any confidential information of the Company to a third party. The court denied the Company's request for a writ of attachment. Defendant Maguire filed a counterclaim and a third party complaint against the Company's president and the Company seeking compensatory damages and punitive damages of not less than $250,000 and attorneys' fees for alleged breach of contract and unfair trade competition. Defendant Beattie filed a counter claim seeking unspecified damages and attorneys' fees.

  Subsequently, the Company settled the litigation with Mr. Beattie for an immaterial amount and the execution of mutual releases. In September 1998, the Company reached a settlement with Mr. Maguire and exchanged mutual releases. The settlement had no adverse financial affect on the Company.

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



Fiscal Year Ended October 26, 1996                      High     Low
___________________________________                   _______   _______
     First Quarter . . . . . . . . . . . . . . . . .  1 15/16   1 1/2
     Second Quarter. . . . . . . . . . . . . . . . .  2 1/8     1 1/2
     Third Quarter . . . . . . . . . . . . . . . . .  2 7/8     1 15/16
     Fourth Quarter. . . . . . . . . . . . . . . . .  2 5/8     1 7/8

Fiscal Year Ended October 25, 1997
___________________________________
     First Quarter . . . . . . . . . . . . . . . . .  3 1/8     1 11/16
     Second Quarter  . . . . . . . . . . . . . . . .  2 13/16   1  7/8
     Third Quarter . . . . . . . . . . . . . . . . .  2 1/2     1  3/4
     Fourth Quarter  . . . . . . . . . . . . . . . .  4 3/4     2  1/8

Fiscal Year Ended October 31, 1998
___________________________________
     First Quarter................................... 4 9/16    3 13/16
     Second Quarter.................................. 5 7/16    3   5/8
     Third Quarter................................... 4 7/8     3   7/8
     Fourth Quarter.................................. 4 1/2     2   3/4

     The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on January 15, 1999 was $4.0625.

     The Company had 219 record owners of the Common Stock as of January 15, 1999. As of that date, the Company believes that there were in excess of 1,500 beneficial holders of the Common Stock.

     No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business.

Sales of Unregistered Securities

     The Company had no sales of unregistered securities during its fiscal fourth quarter.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects", "will continue", "is anticipated", "estimated",
"project",  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     Year Ended October 31, 1998 Compared to Year Ended October 25, 1997

     Sales  for 1998 were  $29,169,000  compared  to  $17,685,000  for 1997,  an increase of $11,484,000 or 65%. 1998 sales attributable to acquisitions made during the year were $5,305,000, which represented 30 percentage points of the overall 65 point increase. Excluding revenues attributable to acquisitions, sales for 1998 net of acquisitions were $23,864,000, an increase of $6,179,000, or 35%, over 1997. Average selling price per case was unchanged. The Company's 35 percentage point (1998 over 1997) and 29 percentage point (1997 over 1996) increases in sales, net of acquisitions, were accounted for by increases in the following distribution channels: 1998 - 17 percentage points for retail size Vermont Pure, 4 points for Hidden Spring, 4 points for Private Label, 8 points for home/office and 2 points from other sources; 1997 - 18 percentage points for retail size Vermont Pure, 5 points for Hidden Spring, 3 points for Private Label, and 3 points for home/office. In addition, the Company operates on a "52-53 week" reporting year. Sales and other financial results were favorably affected, though not materially, by the 1998 fiscal year having 53 weeks compared to 52 weeks for 1997 and 1996.

     Sales of the Company's retail-size products were $17,455,000 in 1998, an increase of 41% over 1997, when sales of these products were $12,376,000. The
Vermont Pure brand continued to grow in its core markets, particularly the metropolitan New York City area. Total sales for this brand increased 33% over 1997. Sales for the Hidden Spring brand, up 53% for the year, continued to grow through market expansion in secondary distribution channels. The Company increased the number of private label customers that it packs for, resulting in a 79% increase in sales for these products.

     Sales for the home and office delivery category of the business more than doubled in 1998 to $11,714,000 from $5,310,000 in 1997. The Company continued to expand its home and office distribution through acquisitions. New sales attributable to acquisitions in 1998 were $4,950,000. Net of acquisitions, home/office sales increased 27% in 1998, more than double the 12% rate of internal growth in 1997. The increase in internal growth in existing market areas is a result of strong market growth for bottled water, in general, and greater brand awareness.

     Cost of goods sold for 1998 were $11,550,000 or 40% of sales, compared to $7,644,000, or 43% of sales, for 1997. The decrease in cost of goods sold as a percentage of sales compared to the prior year is due to lower bottling costs as a result of higher production volumes and more efficient production, and an increase in home and office distribution. In addition, new production equipment was installed to improve the capacity and efficiency of the bottling line. As a result of acquisitions, the Company's mix of sales skewed more toward product for home and office delivery- to 40% in 1998 from 30% in 1997. The Home and Office category is characterized by lower bottling costs because of larger sizes and re-fillable bottles. Consequently, the gross profit was higher in 1998, $17,619,000 or 60% of sales, than in 1997 when it was $10,042,000, or 57% of sales.

     Total operating expenses increased to $15,555,000 in 1998 from $9,204,000 in 1997, an increase of $6,351,000, or 69%. Of these amounts, selling, general and administrative expenses were $10,235,000 and $5,898,000 for 1998 and 1997, respectively, an increase of $4,337,000, or 74%. The increase in selling, general and administrative expenses is correlated to the resources needed to grow and administratively service the business. Advertising expenses increased to $4,702,000 in 1998 from $3,077,000 in 1997, an increase of $1,625,000, or
53%. This increase reflects amounts spent on product promotion, primarily for retail-size product, to stay competitive in the marketplace and continue the Company's sales growth trend. The Company anticipates that it will have to continue to make significant promotional expenditures and/or reduce selling prices in order to stay competitive in an increasingly competitive market. Amortization expense increased to $617,000 from $229,000 in 1998 and 1997, respectively, an increase of $388,000, as a result of the 1998 acquisitions.

     Profit from operations in 1998 was $2,065,000 compared to $838,000 for 1997, an increase of $1,227,000. Interest expense increased to $755,000 in 1998 from $368,000 in 1997, an increase of $387,000. The increase was a result of greater amounts borrowed during the period primarily related to the acquisitions. The improvement in profit before income taxes to $1,412,000 in 1998 from $523,000 in 1997 was the result of increased sales and decreased manufacturing and operating costs, on a per unit basis.

     Net  income of  $2,859,000  in 1998  compared  to  $1,067,000  in 1997,  an improvement of $1,792,000. The Company recorded a tax benefit of $1,447,000 in 1998 compared to $544,000 in 1997. This benefit reflects a partial recognition of the Company's total available deferred tax assets of approximately $5.2 million at October 31, 1998, based on an evaluation of likely utilization. If the Company continues to be profitable, the remaining $3.2 million of unrecorded deferred tax benefits will be available for recognition in future years. No assurance can be given that the Company will be profitable in the future and that these tax benefits will actually be used. Based on the weighted number of shares of Common Stock outstanding of 10,248,389 during 1998 and 9,771,347 during 1997, the basic net income per share was $.28 and $.11 per share, respectively. Based on the weighted number of shares of diluted common Stock outstanding of 10,927,025 and 9,805,500 for the same respective periods, the diluted net income per share was $.26 per share in 1998 and $.11 per share in 1997.

     Year Ended October 25, 1997 Compared to Year Ended October 26, 1996

     Sales  for 1997 were  $17,685,000  compared  to  $11,879,000  for 1996,  an increase of $5,806,000 or 49%. 1997 sales attributable to acquisitions made during the year were $2,324,000, which represented 20 percentage points of the overall 49 point increase. Excluding those revenues, sales for 1997 net of acquisitions were $15,361,000, an increase of $3,482,000, or 29%, over 1996. The Company's 29 percentage point (1997 over 1996) and 27 percentage point (1996 over 1995) increases in sales, net of acquisitions, were accounted for by increases in the following distribution channels: 1997 - 18 percentage points for retail size Vermont Pure (two-thirds of the total increase), 5 points for Hidden Spring, 3 points for Private Label, and 3 points for home/office; 1996 - 13 points for retail size Vermont Pure (roughly half of the total increase), 8 points for Hidden Spring, 2 points for Private Label and 4 points for home/office.

     Sales of the Company's consumer products were $12,376,000 in 1997, an increase of 34% over 1996, when sales of these products were $9,219,000. The increase reflects the continued growth of the Vermont Pure brand in its core markets and its Hidden Spring brand in secondary distribution channels. Private label volume also continued to grow during the year. In addition, the Company substantially expanded its home and office distribution through acquisitions and grew sales in existing markets. Total sales through the home and office distribution system were $5,310,000 for 1997 compared to $2,656,000 for 1996, an increase of $2,654,000, or 100%. Net of acquisitions, home/office sales increased 12% in 1997.

     Cost of goods sold for 1997 were $7,644,000 or 43% of sales, compared to $6,163,000, or 52% of sales, for 1996. The decrease in cost of goods sold as a percentage of sales compared to the prior year is due to a lower cost of raw materials, lower bottling costs as a result of higher production volumes and more efficient production, and an increase in home and office distribution. Prices for the bottles the Company uses for its retail-size product declined significantly during the year as a result of a decline in the market price of the resin used to produce them and the substantial increase in production volumes. In addition, production equipment was installed to improve the efficiency of bottle handling. As a result of acquisitions, the Company's mix of bottling skewed more toward product for home and office distribution which is characterized by lower bottling costs because of larger sizes and re-fillable bottles. Consequently, the gross profit was higher in 1997 than in 1996, at $10,042,000 compared to $5,716,000, respectively.

     Total operating expenses increased to $9,204,000 in 1997 from $6,726,000 in 1996, an increase of $2,478,000, or 37%. Of these amounts, selling, general and administrative expenses were $5,898,000 and $4,234,000 for 1997 and 1996, respectively, an increase of $1,664,000, or 39%. The increase in selling, general and administrative expenses was due to increased resources utilized to grow the business and expenses associated with the businesses acquired in 1997. Advertising expenses increased to $3,077,000 in 1997 from $2,348,000 in 1996, an increase of $729,000, or 31%. This increase reflects amounts spent on product promotion, primarily for retail-size product, to stay competitive in the
marketplace  and  continue  the  Company's  sales  growth  trend.   The  Company
anticipates that it will have to continue to make significant promotional expenditures in order to stay competitive in an increasingly competitive market. Amortization expense increased to $229,000 from $143,000 in 1997 and 1996, respectively, an increase of $86,000, or 60%, as a result of the 1997 acquisitions.

     Income from operations in 1997 was $838,000 compared to a loss from operations of $1,010,000 for 1996. Interest expenses increased to $368,000 in 1997 from $197,000 in 1996, an increase of $171,000 or 87%. The increase was a result of greater amounts borrowed during the period primarily related to the acquisitions. The improvement to income before income taxes to $523,000 from a loss before income taxes of $1,267,000 in 1996 was the result of increased sales and decreased manufacturing and operating costs. In 1997, the Company achieved a level of production that lowered fixed costs per unit and that, when combined with variable costs, more than offset the incremental costs from sales of the Company's products.

     Net income of $1,067,000 in 1997 compared to a net loss of $1,267,000 in 1996, an improvement of $2,334,000. The Company recorded a tax benefit of $544,000 in 1997. This benefit reflects a partial recognition of the Company's total available deferred tax assets of approximately $5.8 million at October 25, 1997, based on an evaluation of likely utilization. If the Company continues to be profitable, the remaining $5.2 million of unrecorded deferred tax benefits will be available for recognition in future years. No assurance can be given that the Company will be profitable in the future and that these tax benefits will actually be used. Based on the weighted number of shares of Common Stock outstanding of 9,771,347 during 1997 and 9,678,268 for 1996, the net income per share was $.11 and the net loss per share was $.13, respectively.


Liquidity and Capital Resources

     From its inception through fiscal 1996, the Company financed its operations principally through the sale of equity securities in private and public offerings. By fiscal 1997, the Company had become less dependent on the need to raise additional capital through sales of its equity securities and was able to finance its operations and capital expenditures through operating cash flow and a line of credit. As part of a strategy to grow incrementally by acquiring existing home and office businesses, the Company issued 453,712 shares of Common Stock at an aggregate market value of $1,048,000 as part of the financing of certain acquisitions in 1997. The Company continued to use equity as a source for funding acquisitions, issuing 155,207 shares at an aggregate market value of $612,000 in 1998.

     At October 31, 1998, the Company had working capital of $735,000. This represents an increase of $478,000 from the $257,000 of working capital on October 25, 1997. The increase in working capital is attributable to the Company's profitable operations during the year although the acquisition of capital equipment to support the strategic growth of the Company and purchase of intangible assets associated with the purchase of home and office businesses continued to be a major use of working capital.

     In April, 1998 the Company entered into a five (5) year revolving credit line with CoreStates Bank, N.A. (now First Union Corporation) in order to borrow up to $15 million under certain terms and conditions. The purpose of this loan is for permitted (under the agreement) acquisitions and capital expenditures, working capital and consolidation of debt. This agreement replaces a similar one that the Company had with Chittenden Bank for the same purpose. Under the agreement and supplemental instruments the Company is required to pay interest monthly at a current rate of approximately 7.7%. The rate is fixed as to market conditions but can increase or decrease based on performance parameters outlined in the agreement. The line of credit is contingent upon the Company continuing to meet certain loan covenants. The covenants pertain to selected financial ratios as well as affirmative and negative covenants that are standard for credit facilities of this type. On October 31, 1998 the Company was entitled to borrow up to $2 million for operating working capital and the balance for acquisitions under the agreement, this was subsequently increased on January 22, 1999 to $3 million for operating working capital with the balance to be used for acquisitions. At October 31, 1998 the Company had borrowed $1.1 million on the operating portion and $7.7 million on the acquisition portion of the line. The Company believes that its working capital and access to available credit are adequate to fund its current day to day operations and that revenues will continue to cover operating and capital expenses and debt repayment in the 1999 fiscal year. However, there can be no assurance that this will be the case.

     Cash flow from operations improved to a net inflow of $2,806,000 for the fiscal year ended October 31, 1998 as compared to $1,431,000 in the fiscal year ended October 25, 1997. This improvement of $1,375,000 is primarily due to the Company's continued profitability. Cash flows from investing activities had a net outflow of approximately $7,375,000, with cash expended for acquisitions of $4,459,000 and $2,916,000 expended for property, plant and equipment being the primary uses. Financing activities provided a net cash inflow of $4,636,000, consisting of new borrowings of approximately $12,088,000 offset by repayments aggregating $7,452,000. Included in the borrowing and repayments was $6,693,000 for refinancing of the working capital and acquisition line of credit.

     At October 31, 1998, the Company has recorded a deferred tax asset of $1,991,000. Based on current levels of profitability, the realization of such deferred tax asset would take approximately two more years.

     In addition to the bank debt associated with its recent acquisitions, the Company financed certain of these transactions with notes to the sellers. As of October 31, 1998, these notes had an unpaid balance of $857,000. The notes are at interest rates ranging from 7.75% to 8.5% and are being repaid through January 2003.

     The Company anticipates that it will spend approximately $2 million for capital improvements in fiscal 1999 to maintain and continue to grow its business. The Company believes that it will have adequate resources available from internal cashflow and existing debt instruments to fund its capital plan. The Company anticipates that it will need production and warehousing capacity in excess of its current facilities to accommodate growth. As a result, the Company is contemplating increasing its production capacity in its facility in Randolph, Vermont, at an estimated cost for the project of approximately $3 million. The Company currently owns the land and has most of the necessary permits in place to proceed with this project. Any further expansion of facilities, including warehouse space, is expected to be financed using a combination of debt and working capital but other sources may be considered.

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

Year 2000 Readiness Disclosure

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the Year 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

     State of readiness The Company is in the process of assessing its state of readiness for dealing with the Year 2000 problem. It is investigating its information technology ("IT") systems and non-information technology ("NIT") systems for readiness, and expects that some remediation will be necessary. The Company's evaluation, as well as any related contingency plan, is expected to be complete by the end of the fiscal second quarter. With respect to IT systems, the Company expects that it will be necessary to complete certain internal hardware and software upgrades. With respect to NIT systems, among other things, the Company is in the process of examining its production equipment for Year 2000 readiness. In addition, the Company is beginning its process of requesting information on the Year 2000 readiness and contingency plans of its customers, suppliers, bankers and other third parties to assess the potential risks to the Company. The Company plans to seek written certifications from such third parties as to their Year 2000 compliance. However, there can be no assurance that such certifications will be obtained. Moreover, even if such certifications are obtained, the Company will not be able to independently verify that such third parties are, in fact, Year 2000 compliant.

     Costs. The Company does not currently have an estimate of its projected total expenditures related to Year 2000 compliance efforts. It expects to have an estimate by the end of the fiscal second quarter. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. A number of computer hardware and software upgrades would have been necessary even in the absence the Year 2000 situation, in order to achieve maximum cost savings and other efficiencies from recent acquisitions.

       Risks. As the Company's assessment of its Year 2000 exposure is not yet complete, the Company cannot fully and accurately quantify the impact of its reasonably likely worst case Year 2000 scenario at the present time. However, the Company does not expect the Year 2000 problem to create a material disruption in the Company's business or have a material financial impact on its operations. In general, the Company does not rely on electronic technology to produce or distribute its product. In addition, the Company believes that is has sufficient time, resources and expertise to accomplish the hardware and software upgrades that will be necessary.

     To the extent that unanticipated Year 2000 problems arise at the Company or any of its significant customers, suppliers, bankers or other third parties, the Company's business, financial position and results of operations could be materially adversely affected. The Company believes that the greatest potential risk is the failure of third party customers and suppliers to achieve an appropriate level of Year 2000 readiness. Although the company believes such third parties have the resources and expertise to avoid significant Year 2000 problems, it would be difficult for the Company to insulate itself from any disruptions in the operations of key third parties which may result from the Year 2000 issue. Among other things, the Company's principal distributor could be unable to deliver products in a timely manner, and the Company may experience a disruption in its ability to get products to market. In addition, the Company could suffer from shortages of bottle or water supplies if any of its third party suppliers experience Year 2000 problems.

     Contingency plans. The Company is in the process of developing Year 2000 contingency plans to address any critical risks that may be identified. The Company also intends to communicate with its external customers, suppliers, bankers and other third parties to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plans. By the end of the fiscal second quarter, the Company expects to more completely define these issues, quantify their potential impact and complete the development of contingency plans.

     The foregoing Year 2000 capital disclosure constitutes a "Year 2000 readiness disclosure" under the Year 2000 Information and Readiness Disclosure Act.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.


                             PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          SECTION 16A COMPLIANCE

                DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth certain information concerning each director and executive officer of the Company:


Name                            Age     Position
Timothy G. Fallon               44      Chief Executive Officer, President and
                                        Chairman of the Board
Phillip Davidowitz              66      Director
Robert C. Getchell              50      Director and Secretary
Frank G. McDougall              48      Director
David R. Preston                58      Director
Norman E. Rickard               62      Director
Beat Schlagenhauf               47      Director
Richard Worth                   49      Director
Bruce S. MacDonald              40      Vice President of Finance, Chief
                                        Financial Officer and Treasurer

   The business experience during at least the last five years of each of the directors and the executive officers of the Company is as follows:

   Timothy G. Fallon has been the Chief Executive Officer and President and a director of the Company since November 1994. In April 1998, he was appointed Chairman of the Board of Directors. From January 1992 to November 1994, Mr. Fallon was the Senior Vice President, Sales and Marketing for Cadbury Beverages, Inc. From October 1989 to December 1991, Mr. Fallon was Vice President of Sales for Canada Dry USA, a division of Cadbury Beverages, Inc. From July 1984 to September 1989, Mr. Fallon served as Vice President - Sales and Marketing for Pepsi Cola Bottling Company New York City, Inc.

   Phillip Davidowitz has been a Director of the Company since June 1998. Mr. Davidowitz has been President of TSE Clearing Services, Inc. since 1980 and a member of The New York Stock Exchange and Vice Chairman of Transatlantic Securities Co. since 1988.

   Robert C. Getchell has been a director of the Company since December 1994. In December 1995, Mr. Getchell was appointed the Secretary of the Company. Mr. Getchell has been a principal of Getchell Professional Association, a firm of certified public accountants in Quechee, Vermont, for more than the past five years. In July 1992, Mr. Getchell was appointed to the Vermont Economic Development Authority and served as its chairman from 1996 through 1998.

   Frank G. McDougall, Jr. was Chairman of the Board of the Company from June, 1994 to March, 1998. In April 1998 he stepped down from the post but remains a director. From January 1995 to December 1997, Mr. McDougall was a part-time employee of the Company. From December 1993 until January 1995 and since January 1998, Mr. McDougall has acted as a consultant to the Company in the areas of management and government relations and regulation through Frank McDougall & Associates, a company he founded in October 1993. Since March 1996, Mr. McDougall has been the Director of Corporate and Government Relations for the Dartmouth Hitchcock Medical Center and the Lahey Hitchcock Clinic. From July 1990 to October 1993, Mr. McDougall was the Secretary of the Agency of Development and Community Affairs of the State of Vermont. In March 1997, Mr. McDougall was appointed to the Vermont Board of Education.

   David R. Preston has been a director of the Company since October 1995. Mr. Preston has been a consultant and adjunct professor of Suffolk University in Boston, Massachusetts since September 1995. From 1990 to July 1995, Mr. Preston was a division president at Kayser-Roth Corporation, a sock and hosiery manufacturer, located in Greensboro, North Carolina. Since September 1996, he has been a Senior Associate with Renaissance Management Group LLC, a management consulting firm. Mr. Preston is a retired division president and corporate officer of the Gillette Company.

   Norman E. Rickard has been a director of the Company since May 1995. Mr. Rickard has been the President of Xerox Document Services Group of Xerox Corporation and is currently a Corporate Senior Vice President. Mr. Rickard has been employed by Xerox Corporation since 1967 in various capacities, including President of Xerox Business Services, Director of Business Effectiveness, Director of the Worldwide Strategic Manufacturing Project, Director of Staff Operations and Vice President of Quality. He is also a director of American Direct of Windsor, Connecticut and Fastcast of Louisville, Kentucky.

   Beat Schlagenhauf has been a director of the Company since July 1993. Mr. Schlagenhauf has been a principal of Schlagenhauf & Partners, a portfolio management company in Zurich, Switzerland, for more than the past twelve years.

   Richard Worth has been a director of the Company since June 1994. Since 1997, Mr. Worth has been the Chairman and Chief Executive Officer of Cool Fruits, Inc. From 1994 to 1997, Mr. Worth was the Chairman and Chief Executive Officer of The Delicious/Frookie Co., a manufacturer and marketer of cookies and snack products. From 1986 to 1994, Mr. Worth was the Chairman and Chief Executive Officer of R.W. Frookies, Inc., a manufacturer and marketer of cookies and snack products. From 1978 to 1985, Mr. Worth owned and operated Sorrell Ridge, Inc., a manufacturer and marketer of jams.


   Bruce S. MacDonald has been Vice President of Finance, Chief Financial Officer and Treasurer of the Company since May 1993. From 1987 to May 1993, Mr. MacDonald was Controller of Cabot Cooperative Creamery Incorporated.

                    SECTION 16(a) COMPLIANCE

  Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and ten percent stockholders are charged by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.


ITEM 10.  EXECUTIVE COMPENSATION.

   The following tables show (1) the cash compensation paid by the Company, as well as certain other compensation paid or accrued, to the Chief Executive Officer and Chief Financial Officer of the Company for the fiscal years ended
October 26, 1996, October 25, 1997,and October 31, 1998 (2) information reporting options granted to the Chief Executive Officer and the Chief Financial Officer during the fiscal year ended October 31,1998, and (3) information regarding the value of all options granted to the Chief Executive Officer and Chief Financial Officer at the end of the fiscal year ended October 31, 1998. The Company has no other executive officers.

                   SUMMARY COMPENSATION TABLE
                                                  Annual Compensation      Long Term Compensation
                                                  ___________________      _______________________
Name and Principal Position        Fiscal Year     Salary($)  Bonus($)     Options/     All Other
___________________________        ___________    ___________________      (# Shares)  Compensation ($)
                                                                           _______________________
Timothy G. Fallon                     1998        $186,400  $202,500             0     $ 4,240
Chief Executive Officer and           1997        $184,000  $150,000       690,000(1)  $ 5,278
President                             1996        $172,000  $ 50,000        30,000     $14,400

Bruce S. MacDonald                    1998        $ 85,000  $ 55,000        30,000     $ 3,937
Vice President of Finance, Chief      1997        $ 75,000  $ 30,000       101,000(2)  $ 4,204
Financial Officer and Treasurer       1996        $ 72,000     -0-          10,000     $ 1,976

(1) The amount under "Options" includes 440,000 options with an exercise price per share of $2.50 issued in replacement for 400,000 options with an exercise price of $2.25 per share, a net increase of 40,000 options, and 250,000 options granted with an exercise price per share of $2.50. The amount under "All Other Compensation" represents a car allowance and life and disability insurance expenses.

(2) The amount under "Options" includes 51,000 options with an exercise price per share issued of $2.50 issued in replacement for 45,000 options with a weighted average exercise price of $2.58 per share, a net increase of 6,000 options, and 50,000 options granted with an exercise price per share of $2.50. The amount under "All Other Compensation" represents car and disability insurance allowances.

                 The Company cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to the individuals named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individuals, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

                                        OPTIONS/SHARES GRANTS IN LAST FISCAL YEAR
                                        _________________________________________
                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock
                                                                                    Price Appreciation for Option
                        Individual Grants                                                          Term (1)
                     ______________________                                          _______________________________
                                     % of Total
                                    Options/Shares              Market
                                    Granted to       Exercise   Price on
                    Options/Shares  employees in     Price      Date of    Expiration
Name                Granted (#)     Fiscal Year (4)  ($/Share)  Grant ($)     Date        0% ($)    5% ($)    10% ($)
=====================================================================================================================
Timothy G. Fallon         -         -                 -         -                         -            -           -
Chief Executive
Officer and President



Bruce S. MacDonald   30,000(2)      21%               $3.38      $3.38      9/10/98       0            $ 47,167   $  119,531
Vice President of
Finance, Chief
Financial Officer and
Treasurer

(1) Based on the difference between the aggregate market price on the date of grant and the aggregate exercise prices of the options granted. The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration using the 5% and 10% appreciation rates established in regulations of the SEC, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the Company's Common Stock. The values shown do not consider non-transferability, applicable vesting periods or earlier termination of the options upon termination of employment.

(2) Includes 30,000 newly granted options vesting November 1999 through November 2001 and expiring in September, 2008 with an exercise price of $3.38.


                              AGGREGATE YEAR-END OPTION VALUES
                            ____________________________________
                           Number of unexercised options    Value of unexercised in-the-money
                             at fiscal year-end (#)         Options at fiscal year-end ($)(1)
                          _______________________________    _________________________________
Name                        Exercisable  Unexercisable       Exercisable    Unexercisable
______________________________________________________________________________________________
Timothy G. Fallon             510,000       210,000            $318,750        $131,250
Chief Executive Officer and
President

Bruce S. MacDonald, Vice       64,500        76,500            $ 44,113        $ 29,063
President of Finance, Chief
Financial Officer and
Treasurer

(1) As of October 31, 1998, the market value of a share of Common Stock was $3.125.

  Employment Contracts and Change-in-Control Arrangements

  In October 1997, the Company executed an employment agreement with Timothy G. Fallon which has an effective date of November 1, 1997 and expires November 1, 2001. Pursuant to the agreement, which replaced a prior agreement dated November 4, 1994, Mr. Fallon acts as the Chief Executive Officer and President of the Company. His annual base salary is $186,400, which is reviewed annually by the Board. The Company provides Mr. Fallon with an automobile and disability insurance allowance. In addition, Mr. Fallon is entitled to a relocation allowance of up to $15,000 for actual moving expenses in the event he relocates his personal residence before December 31, 1998 to a location reasonably acceptable to the Company. If his employment is terminated without cause (including a deemed termination by reason of a "Change of Control", as defined), Mr. Fallon is entitled to receive life and health insurance benefits together with severance payments equal to 1.5 times the annual base salary plus $175,000 payable over 18 months if such termination occurs in 1998, and 1.0 times his annual base salary plus $150,000 payable over 12 months if such termination occurs in fiscal years 1999 through 2001. In each case, Mr. Fallon will be subject to a period of non-competition equal to the greater of 12 months or the period during which severance is paid. No benefits are due if Mr. Fallon's employment is terminated for "cause", as defined.

  In addition to bonus payments disclosed above that were paid to him with respect to fiscal 1998, Mr. Fallon is entitled to incentive bonuses based upon the achievement of certain performance goals of the Company for fiscal years 1999 to 2001. For fiscal years 1999, 2000 and 2001, his incentive compensation will include payments of $75,000 for meeting Board approved target sales and $75,000 for meeting Board approved target EBITDA, again with greater or lesser payments (non-cumulative) for achieving targets within specified ranges above or below budget.

  On and as of November 1, 1997, the Company entered into an employment agreement with Bruce S. MacDonald which expires November 1, 2001. Pursuant to the agreement, Mr. MacDonald acts as the Vice President of Finance, Chief Financial Officer and Treasurer of the Company. His annual base salary is $75,000, to be reviewed annually by the Board. The Company provides Mr. MacDonald with automobile and disability insurance allowances. If his employment is terminated without cause (including a deemed termination by reason of a "Change of Control", as defined), Mr. MacDonald is entitled to receive life and health insurance benefits together with severance payments equal to 1.5 times the annual base salary plus $50,000 payable over 18 months if such termination occurs in 1998, and 1.0 times his annual base salary plus $50,000 payable over 12 months if such termination occurs in fiscal years 1999 through 2001. In each case, Mr. MacDonald will be subject to a period of non-competition equal to the greater of 12 months or the period during which severance is paid. No benefits are due if Mr. MacDonald's employment is terminated for "Cause", as defined.

  In addition to the bonus payments disclosed above that were paid to him with respect to fiscal 1998, Mr. MacDonald is entitled to incentive bonuses based upon the achievement of certain performance goals of the Company for fiscal years 1999 to 2001. Mr. MacDonald's incentive compensation for each of these years is $50,000 for meeting Board approved target EBITDA, with greater or lesser payments (non-cumulative) for meeting EBITDA targets within specified ranges.

  Effective December 31, 1997, the Company entered into a consulting agreement with Frank G. McDougall, Jr., a director of the Company, through Frank McDougall & Associates for a term of one year. Pursuant to that agreement, Mr. McDougall provides consulting services to the Company in the area of government relations and regulations. Mr. McDougall was paid an initial fee of $10,000 on December 31, 1997 and receives $1,000 per month from the Company in exchange for providing consulting services. From January 1995 to December 1997, Mr. McDougall was a part-time employee of the Company.

                   Compensation of Directors

  Directors who are employees of the Company do not receive any fees for attending Board meetings. Directors who are not employees of the Company receive $5,000 each year, $2,500 payable on July 1 and $2,500 payable on January 1, provided the directors participate in 80% or more of the meetings of the Board for the six months prior to the July 1 and January 1 payment dates, and $500 for each meeting of the Board attended. In addition, the Board voted in September 1998 to automatically issue 5,000 common stock options to each outside director at the beginning of each fiscal year. Such stock option issuance to directors are limited to 105,000 options in total.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

  The table and accompanying footnotes on the following pages set forth certain information as of January 15, 1999 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's
Common Stock, (ii) each director of the Company (iii) the Company's Chief Executive Officer and Chief Financial Officer, and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons). The Company has no other executive officers. Shares of Common Stock issuable upon exercise of options and warrants which are currently exercisable or exercisable within 60 days of the date of this table have been included in the following table.

                                Amount and Nature         Percentage of
                                  of Beneficial        Outstanding Shares
Owner's Name and Address            Ownership                Owned
__________________________      __________________     __________________
Timothy G. Fallon                  512,000 (2)              4.6%
Route 66, Catamount
Industrial Park
Randolph, VT  05060

Robert C. Getchell
74 Northeastern Blvd., Suite 11     51,000 (3)               .5%
Nashua, NH  03062

Frank G. McDougall, Jr.             97,000 (1)               .9%
Dartmouth Hitchcock Medical Center
One Medical Center Drive
Lebanon, NH  03756-0001

David R. Preston                    58,000 (4)               .5%
67 Marlborough Street
Boston, MA  02116


Norman E. Rickard                   54,000 (3)               .5%
Xerox Corporation
P.O. Box 1600
Stamford, CT  06904

Beat Schlagenhauf                    52,000 (1)              .5%
Schlagenhauf & Partners, A.G.
Hofstrasse 62 B
8044 Zurich, Switzerland

Richard Worth                        59,500 (3)              .5%
Cool Fruits, Inc.
1497 Rail Head Boulevard, Suite 2
Naples, FL  34110-8444

M. Dolores Paoli                    947,600 (5)             8.4%
41 Bermuda Road
Westport, CT 06880

Bruce S. MacDonald                   71,000 (1)              .6%
Route 66, Catamount Industrial Park
Randolph, VT  05060

Phillip Davidowitz                    10,000                 .08%
12 East 49th St., 22nd. Floor
New York, NY   10017

All Officers and Directors            970,500(6)            8.6%
as a group (9 individuals)



(1) Represents shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(2) Includes 510,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(3) Includes 52,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(4) Includes 56,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(5) Includes 687,000 shares own by Ms. Paoli directly, 135,100 shares owned by Condor Ventures, Inc., a business of which Ms. Paoli's husband is President, and 125,000 shares issuable pursuant to an outstanding stock option held by Condor Ventures. See "Certain Relationships and Related Transactions".

(6) Includes 950,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


   Condor Ventures, Inc. ("Condor"), which is an affiliate of Adnan A. Durrani, a former director of the Company, and his wife, M. Dolores Paoli, a former officer and currently a greater than 5% stockholder of the Company, was a consultant to the Company from January 1990 to December 1997, when the arrangement terminated. In October 1993, the Company entered into a consulting agreement under which Condor agreed to render consulting services, including services in connection with acquisitions by the Company, on a non-exclusive basis for a period of five years. During the term of the agreement, Condor was paid $100,000 annually plus an initial fee of $50,000. Condor also received an option to purchase up to 125,000 shares of Common Stock at an exercise price of $5.00 per share, which exercise price was reduced to $2.25 per share on May 12, 1995 by action of the Company's Board. This option is fully vested and is exercisable until October 2003. The Company has also granted Condor certain "piggyback" and demand registration rights for the Common Stock issuable upon exercise of the options. On December 12, 1997, the Company and Condor entered into a Termination Agreement pursuant to which the Company paid Condor $41,667 as a termination payment.




ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

     Financial Statements and Financial Statement Schedules.

          Reference  is made to the Index to  Financial  Statements  included in
          Item 7 of Part II hereof, where such documents are listed.

     Exhibits as required by Item 601 of Regulation S-B:

Exhibit
Number              Description
_______        _________________________
3.1            Amended and Restated  Certificate of Incorporation  of Registrant
               dated January 12, 1994.  (Incorporated  by reference from Exhibit
               3.3 of Form 10-K for fiscal year ended October 30, 1993 - File
               No. 1-11254.)

3.2            By-Laws of Registrant. (Incorporated by reference from Exhibit
               3.4 of Registration Statement 33-46382.)

3.3            Amendment to By-Laws of Registrant Adopted March 26, 1997.
               (Incorporated by reference from Exhibit 3.3 of form 10-KSB for fiscal year ended October 25,1997 - File No. 1-11254.)

10.1 Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 1996. (Incorporated by reference from Exhibit 10.1 of form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)


10.2           Employment Agreement between the Registrant and Bruce S.
               MacDonald dated as of November 1, 1997. (Incorporated by reference from Exhibit 10.2 of form 10-KSB for fiscal year ended October 25,1997 - File No. 1-11254.)


10.3           Stock Option Agreement between Registrant and Mr. Fallon.
               (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

10.4 Termination Agreement dated as of December 12, 1997 between the Registrant and Condor Ventures Ltd. (Incorporated by reference from Exhibit 10.4 of form 10-KSB for fiscal year ended October 25,1997 - File No. 1-11254.)


10.5           1993 Performance Equity Plan. (Incorporated by reference from
               Exhibit 10.9 of Registration Statement 33-72940.)

10.6 Agreement dated July 30, 1993 between Transportation Display Industries and the Registrant. (Incorporated by reference from Exhibit 10.8 of Registration Statement 33-72940.)

10.7 Stock Purchase Agreement between Springs and Carolyn Howard relating to the acquisition of A.M. Fridays, Inc. dated July 16, 1997. (Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended July 26, 1997.)

10.8 Stock Purchase Agreement between the Registrant and David Eger dated August 27, 1997 relating to Excelsior Spring Water Co. ("Excelsior"). (Incorporated by reference from Exhibit 10.1 of the Report on Form 8-K dated September 11, 1997.)

10.9 Promissory Note from the Registrant to Mr. Eger in the principal amount of $503,000. (Incorporated by reference from Exhibit 10.2 of the Report on Form 8-K dated September 11, 1997.)

10.10 Form of Note Purchase Agreement between the Registrant and certain note holders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.3 of the Report on Form 8-K dated September 11, 1997.)

10.11 Form of Stock Purchase Agreement between the Registrant and certain stockholders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated September 11, 1997.)

10.12 Schedule of Stock and Note Purchase Agreement information dated August 27, 1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.7 of the Report on Form 8-K dated September 11, 1997.)

10.13 Asset Purchase Agreement between Springs and Greatwater Refreshment Services, Inc. dated February 19, 1997. (Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB/A for the Quarter Ended April 26, 1997.)

10.14 Consulting Agreement between the Registrant and Corporate Investors Network, Inc. dated December 1, 1996. (Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.15 Warrant Agreement between the Registrant and Eugene F. Malone dated December 1, 1996. (Incorporated by reference from Exhibit
               10.2 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.16 1998 Incentive and Non-Statutory Stock Option Plan (Incorporated by reference to Appendix A of the Registrant 1998 Proxy Statement.)

10.17 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997. (Incorporated by reference from Exhibit 10.1 of form 10-QSB for Quarter ended January 24, 1998)


10.18 Promissory Note Between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.2 of form 10-QSB for Quarter ended January 24, 1998)

10.19 Security Agreement between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.3 of form 10-QSB for Quarter ended January 24, 1998)

10.20 Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998. (Incorporated by reference from Exhibit 10.4 of form 10-QSB for Quarter ended January 24,
               1998)

10.21          Distribution Rights Agreement between Vermont Pure Springs, Inc.
               and Akva Hf. dated December 9, 1997. (Incorporated by reference from Exhibit 10.5 of form 10-QSB for Quarter ended January 24,
               1998)

10.22 Packing and Distribution Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997 (Incorporated by reference from Exhibit 10.6 of form 10-QSB for Quarter ended January 24, 1998)

10.23 Asset Purchase Agreement between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998 (Incorporated by reference from Exhibit 10.1 of form 10-QSB for Quarter ended April 25,
               1998)

10.24 Agreement and Collateral Assignment of Lease between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 30, 1998. (Incorporated by reference from Exhibit 10.2 of form 10-QSB for Quarter ended April 25, 1998)

10.25 Security Agreement between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from Exhibit 10.3 of form 10-QSB for Quarter ended April 25, 1998)

10.26 Term Note for $65,000 between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998 (Incorporated by reference from Exhibit 10.4 of form 10-QSB for Quarter ended April 25, 1998)

10.27 Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998 (Incorporated by reference from Exhibit 10.5 of form 10-QSB for Quarter ended April 25, 1998)

10.28          Loan and Security Agreement Between Vermont Pure Springs, Inc.
               and CoreStates Bank, N.A. dated April 8, 1998. (Incorporated by reference from Exhibit 10.6 of form 10-QSB for Quarter ended April 25, 1998)

Exibit
Number              Description
_______        ____________________
22             Subsidiaries are incorporated by referance from exhibit 22 of form 10-KSB for fiscal year ended October 25, 1997, File
               No.1-11254

23.1           Consent of Independant Auditors.

27             Financial data Schedule.


     Reports on Form 8-K

          The Registrant filed a Report on Form 8-K dated October 7, 1998 with respect to its distribution arrangement with Coca Cola Enterprises, Inc.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vermont Pure Holdings, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERMONT PURE HOLDINGS, LTD.

                                By:\S\Timothy G. Fallon
Dated: January 29, 1999        Timothy G. Fallon, Chief Executive Officer,
                               President, and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name                          Title                         Date
____________                  _________________             __________

/s/ Timothy G. Fallon         Chief Executive Officer,      January 29, 1999
Timothy G. Fallon             President, and Chairman of
                              the Board of Directors

/s/ Phillip Davidowitz
Phillip Davidowitz            Director                      January 29, 1999

/s/ Robert C. Getchell
Robert C. Getchell            Secretary and Director        January 29, 1999

/s/ Frank G. McDougall, Jr.
Frank G. McDougall, Jr.       Director                      January 29, 1999

/s/ David R. Preston
David R. Preston              Director                      January 29, 1999

/s/ Norman E. Rickard
Norman E. Rickard             Director                      January 29, 1999

/s/ Beat Schlagenhauf
Beat Schlagenhauf             Director                      January 29, 1999

/s/ Richard Worth
Richard Worth                 Director                      January 29, 1999

/s/ Bruce S. MacDonald
Bruce S. MacDonald            Vice President, and           January 29, 1999
                              Chief Financial Officer

             EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                   ANNUAL REPORT ON FORM 10-KSB
           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998




Exhibit
Number                   Description
_______               __________________

23.1                  Independant Auditors consent

27                    Financial data schedule





NONE

                                                     EXHIBIT 23.1

                  INDEPENDENT AUDITORS' CONSENT


To the Board of Directors and Stockholders
  of Vermont Pure Holdings, Ltd.
Randolph, Vermont


We consent to the incorporation by reference in Registration Statement No. 33-95908 on Form S-8 of Vermont Pure Holdings, Ltd. of our report, dated December 17, 1997, appearing in the Annual Report on Form 10-KSB of Vermont Pure Holdings, Ltd. for the year ended October 25, 1997.


FELDMAN SHERB EHRLICH & CO. P.C


New York, New York
December 17, 1998

                  ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements.

    Financial Statements:                                                  Page

    Independent Auditors Report...........................................  F-2

    Consolidated Balance Sheet............................................  F-3

    Consolidated Statement of Operations..................................  F-4

    Consolidated Statement of Changes in Stockholders Equity..............  F-5

    Consolidated Statement of Cash Flows..................................  F-6

    Notes to Consolidated Financial Statements ...........................  F-7

                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vermont Pure Holdings, Ltd.
Randolph, VT   05060


         We have audited the accompanying consolidated balance sheets of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31, 1998 and October 25, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended October 31, 1998, October 25, 1997 and October 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vermont Pure Holdings, Ltd. and Subsidiaries as of October 31, 1998 and October 25, 1997, and the results of their operations and their cash flows for the years ended October 31, 1998, October 25, 1997 and October 26, 1996 in conformity with generally accepted accounting principles.



                                          /s/ Feldman Sherb Ehrlich & Co., P.C.
                                              Feldman Sherb Ehrlich & Co., P.C
                                              Certified Public Accountants

New York, New York
December 17, 1998

PART I - Item 1

                              VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                                              October 31,                             October 25,
                                                                                1998                                    1997
                                                                   -------------------------               -------------------------
                                                ASSETS
                                             ____________
CURRENT ASSETS:
  Cash                                                            $                161,271                $                 93,808
  Accounts receivable                                                            3,069,699                               1,974,765
  Inventory                                                                      1,843,927                                 978,473
  Current portion of deferred tax asset                                            330,000                                 326,000
  Other current assets                                                             222,970                                 288,627
                                                                   -------------------------               -------------------------
                   TOTAL CURRENT ASSETS                                          5,627,867                               3,661,673
                                                                   -------------------------               -------------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                         9,174,063                               7,332,912
                                                                   -------------------------               -------------------------
OTHER ASSETS:
  Intangible assets - net of accumulated amortization                            9,595,915                               5,216,300
  Deferred tax asset                                                             1,661,000                                 218,000
  Other assets                                                                     114,658                                 117,881
                                                                   -------------------------               -------------------------
                   TOTAL OTHER ASSETS                                           11,371,573                               5,552,181
                                                                   -------------------------               -------------------------
TOTAL ASSETS                                                      $             26,173,503                $             16,546,766
                                                                   =========================               =========================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   _________________________________________
CURRENT LIABILITIES:
  Accounts payable                                                $              3,007,630                $              1,099,094
  Current portion of customer deposits                                              58,360                                  49,534
  Accrued expenses                                                               1,104,871                                 986,961
  Line of credit                                                                         -                                 238,021
  Current portion of long term debt                                                601,570                                 885,748
  Current portion of obligations under capital lease                               119,995                                 144,944
                                                                    ------------------------               -------------------------
                   TOTAL CURRENT LIABILITIES                                     4,892,426                               3,404,302

                 Long term debt                                                  1,428,807                               5,435,292
                 Long term obligations under capital lease                         210,203                                 304,597
                 Line of credit                                                  8,783,793                                   -
                 Long term portion of customer deposits                            893,145                                 760,559
                                                                    -------------------------               ------------------------
                   TOTAL LIABILITIES                                            16,208,374                               9,904,750
                                                                    -------------------------               ------------------------
STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value, 20,000,000                                        10,288                                  10,132
  authorized shares, 10,287,187 issued shares
  at October 31, 1998 and 10,131,980 issued and
  outstanding shares at October 25, 1997
  Paid in capital                                                               23,080,049                              22,447,092
  Accumulated deficit                                                          (12,956,458)                            (15,815,208)
  Treasury stock, at cost, 50,000 shares                                          (168,750)                                    -
                                                                    -------------------------               ------------------------
                   TOTAL STOCKHOLDERS' EQUITY                                    9,965,129                               6,642,016
                                                                    -------------------------               ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $             26,173,503                $             16,546,766
                                                                    =========================               ========================

                                      See note to Financial statements
                                                  F-3

                                         VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 Year Ended
                                                  ----------------------------------------------------------------------------------
                                                        October 31,                    October 25,                 October 26,
                                                            1998                            1997                        1996
                                                  ---------------------          ---------------------     -------------------------


SALES                                             $         29,169,185           $         17,685,442      $             11,878,829

COST OF GOODS SOLD                                          11,549,871                      7,643,908                     6,162,903
                                                   ---------------------          ---------------------     ------------------------

GROSS PROFIT                                                17,619,314                     10,041,534                     5,715,926
                                                   ---------------------            -------------------     ------------------------

OPERATING EXPENSES:
  Selling, general and administrative expense               10,235,168                      5,897,735                     4,234,104
  Advertising expenses                                       4,702,498                      3,077,145                     2,348,327
  Amortization                                                 616,854                        228,808                       143,094
                                                   ---------------------          ---------------------     ------------------------

TOTAL OPERATING EXPENSES                                    15,554,520                      9,203,688                     6,725,525
                                                   ---------------------          ---------------------     ------------------------

PROFIT (LOSS) FROM OPERATIONS                                2,064,794                        837,846                    (1,009,599)
                                                   ---------------------          ---------------------     ------------------------

OTHER INCOME (EXPENSE):
  Interest - net                                              (755,326)                      (368,224)                     (196,630)
  Miscellaneous                                                102,282                         53,773                       (61,102)
                                                   ---------------------          ---------------------     ------------------------

TOTAL OTHER INCOME (EXPENSE)                                  (653,044)                      (314,451)                     (257,732)
                                                   ---------------------          ---------------------     ------------------------

PROFIT (LOSS) BEFORE INCOME TAXES                            1,411,750                        523,395                    (1,267,331)

PROVISION FOR INCOME TAX BENEFIT                             1,447,000                        544,000                  -
                                                   ---------------------          ---------------------     ------------------------

NET INCOME (LOSS)                                 $          2,858,750           $          1,067,395      $             (1,267,331)
                                                   ---------------------          ---------------------     ------------------------

NET INCOME  (LOSS) PER SHARE - BASIC                              0.28           $               0.11      $                  (0.13)
NET INCOME  (LOSS) PER SHARE - DILUTED                            0.26           $               0.11      $  (a)             (0.13)
                                                  =====================          =====================     =========================

Weighted Average Shares Used in
     Computation - Basic                                    10,248,389                      9,771,347                     9,678,268
Weighted Average Shares Used in
     Computation - Diluted                                  10,927,025                      9,805,800       (a)           9,678,268
                                                  =====================          =====================     =========================

(a) Potential common shares are anti-dilutive.
                                        See note to Financial statements
                                                    F-4

                                                 VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Common Stock              Paid in                 Treasury Stock               Accumulated
                             ================================                    ===============================
                                    Shares       Par Value        Capital             Shares        Amount              Deficit
                             =======================================================================================================
Balance, October 28, 1995          9,678,268        $9,678       $21,399,420             -            -                ($15,615,272)

Net Loss                                                                                                                 (1,267,331)

                             =======================================================================================================
Balance, October 26,1996           9,678,268         9,678        21,399,420             -            -                 (16,882,603)

Issuance of Common Stock             453,712           454         1,047,672

Net Income                                                                                                                1,067,395

                             =======================================================================================================
Balance, October 25, 1997          10,131,980        10,132       22,447,092             -            -                 (15,815,208)

Issuance of Common Stock              155,207           156          632,957

Acquisition of Treasury Stock                                                         (50,000)    (168,750)

Net Income                                                                                                                2,858,750

                             =======================================================================================================
Balance, October 31,1998            10,287,187       $10,288       $23,080,049        (50,000)    ($168,750)           ($12,956,458)
                             =======================================================================================================
                                                       See note to Financial statements
                                                                    F-5

                                             VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year ended
                                                                       -------------------------------------------------------------
                                                                              October 31,        October 25,            October 26,
                                                                                 1998               1997                  1996
                                                                       --------------------  ----------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit/(loss)                                                     $     2,858,750     $     1,067,395     $       (1,267,331)
   Adjustments to reconcile net income(loss) to net cash provided by operating activities:

   Depreciation                                                                1,150,000             876,553                633,283
   Amortization                                                                  616,854             228,808                143,094
   (Increase) Decrease in deferred tax asset                                  (1,447,000)           (544,000)                     -
   (Gain) loss on disposal of property and equipment                              93,808             (38,948)                67,421

   Changes in assets and liabilities (net of effect of acquisitions):
   (Increase) Decrease in accounts receivable                                   (985,349)           (433,636)              (132,694)
   (Increase) Decrease in inventory                                             (783,421)            (65,185)               189,916
   (Increase) Decrease in other current assets                                    65,657             (87,311)               (14,983)
   (Increase) Decrease in other  assets                                         (567,567)             95,057               (132,363)
   (Decrease) Increase in accounts payable                                     1,768,238            (165,552)               176,959
   (Decrease) Increase in customer deposits                                      (81,525)             58,127                 57,253
   (Decrease) Increase in accrued expenses                                       117,910             439,215                 54,459
                                                                           --------------    -----------------    ------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                          2,806,355           1,430,523               (224,986)
                                                                           --------------    -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                  (2,983,313)         (1,079,569)              (453,392)
   Proceeds from sale of fixed assets                                             67,000             103,531                230,264
   Cash used for acquistions                                                  (4,458,889)         (2,774,946)            (1,340,677)
                                                                           --------------    -----------------    ------------------
CASH USED IN INVESTING ACTIVITIES                                             (7,375,202)         (3,750,984)            (1,563,805)
                                                                           --------------    -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (paydown) of line of credit                                          843,979            (203,790)               441,811
   Proceeds from debt                                                         11,233,158           2,531,978              1,390,000
   Principal payment of debt                                                  (7,451,777)           (697,000)              (803,199)
   Sale of common stock                                                           10,950                  -                       -
                                                                           ---------------    ----------------    ------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                          4,636,310           1,631,188              1,028,612
                                                                           ---------------    ----------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                   67,463            (689,273)              (760,179)

CASH - Beginning of year                                                          93,808             783,081              1,543,260
                                                                           ---------------    ----------------    ------------------

CASH  - End of year                                                      $       161,271     $        93,808     $          783,081
                                                                           ===============    ================    ==================



Cash paid for interest                                                   $       755,326     $       422,026     $          272,456
                                                                           ===============    ================    ==================

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Equipment acquired under capital leases                               $        89,273     $        81,392     $           94,627
                                                                           ================    ===============    ==================
                                             See note to Financial statements
                                                          F-6

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS OF THE COMPANY

         Vermont Pure Holdings, Ltd. (the "Company") is engaged in the bottling, marketing and distribution of natural spring water obtained from Company-owned properties in Randolph, Vermont. The Company's products are sold predominately in the New England, Mid-Atlantic and Mid-Western states through a network of independent beverage distributors.

SIGNIFICANT ACCOUNTING POLICIES
________________________________
a.       Basis of Presentation - The consolidated financial  statements  include the accounts of the Company and its subsidiaries, Vermont Pure Springs, Inc., A.M Friday's, Inc. and Excelsior Springs Water Co., Inc. The Company's subsidiaries are wholly-owned. All material intercompany profits, transactions, and balances have been eliminated.

b.       Fiscal Year - The Company  operates on a "52-53 week"  reporting  year.
              The years presented are 52 weeks periods, except for 1998, which contained 53 weeks.

c.       Cash Equivalents - The Company  considers  all highly liquid  temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

d.       Accounts  Receivable  -  Accounts   receivable  are  presented  net  of
              allowance for doubtful accounts. The allowance was $307,020 and $204,634 at October 31, 1998 and October 25, 1997. Amounts charged to expense were $192,527, $57,809 and $123,667 during the years ended October 31, 1998, October 25, 1997 and October 26, 1996.

e.       Inventories - Inventories  consist primarily of the packaging material, labor and overhead content of the Company's products. Such inventories are stated at the lower cost or market using average costing.

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

h.       Securities  Issued for  Services - The Company  accounts  for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price. In the event that recipients are required to render future services to obtain the full rights in the securities received, the compensation expense so recorded is deferred and amortized as a charge to income over the period that such rights vest to the recipient.

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation". SFAS No.123 permits companies to choose to follow the accounting prescribed by SFAS No. 123 for securities issued to employees, or to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion No.25 ("APB NO.25") along with the additional disclosure required under SFAS NO.123 if the Company elects to continue to follow APB No.25. The Company has adopted the disclosure only option of SFAS 123.

i.       Income(Loss)  Per  Share -  Income(Loss)  Per  Share  is  based  on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts outstanding during each period. Potential common shares are not included for loss periods as such inclusion would be anti-dilutive.

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

m.       Income Taxes - The Company accounts for income taxes under Statement of
              Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS 109). Pursuant to SFAS 109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

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

o.       Fair Value of Financial  Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings approximate fair value.

p.       Accounting  for  Long-Lived  Assets - The  Company  reviews  long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At October 31, 1998, the Company believes that there has been no impairment of its long-lived assets.

PROPERTY AND EQUIPMENT

                                                                  October 31,      October 25,
                                                    Life             1998              1997

Land, buildings, and improvements................10 - 40 yrs.    $ 3,458,986       $  3,305,106
Machinery and equipment.... ......................3 - 10 yrs.      7,519,572          5,187,447
Equipment held under capital lease................3 - 10 yrs.      1,812,116          1,404,636
                                                               ______________        ___________
                                                                  12,790,674          9,897,189
Less accumulated depreciation............................          3,616,611          2,564,277
                                                               ______________        ___________
                                                                  $9,174,063         $7,332,912









                                       F-9

4.       INTANGIBLE ASSETS
                                                                           October 31,      October 25,
                                                            Life              1998             1997
                                                          _______          __________     __________
         Goodwill                                          30 yrs.        $ 9,585,384    $ 5,159,705
         Covenants not to compete                           5 yrs.            498,412        316,599
         Customer lists                                     3 yrs.            772,566        499,378
         Other                                             Various            166,780         50,991
                                                                           __________     __________
                                                                          $11,023,142    $ 6,026,673
         Less accumulated amortization                                      1,427,227        810,373
                                                                           __________     __________
                                                                         $  9,595,915    $ 5,216,300
                                                                           ==========     ==========

5.       ACQUISITIONS

         The Company completed the following acquisitions in 1998: Vermont Coffee Time in January 1998, Sagamon Springs in January 1998, Perrier Group's Albany, New York home and office customer base in May 1998, Vermont Naturals in May 1998, Classic Foods in June 1998, Valley Vending in March 1998 and Mountain Valley in July 1998. The Company also acquired the United States distribution rights from AKVA in December 1997 for its AKVA spring water.


         The following table gives an aggregate summary of the acquisitions in financial terms:

                                                                              1998             1997
                                                                           ____________    _____________
                  Purchase Price                                          $   5,143,935    $   4,486,606
                  Acquisition Costs                                             323,418          388,607
                  Fair Value of Assets Acquired                              (1,540,495)      (2,736,055)
                  Fair Value of Liabilities Assumed                             498,821        1,414,752
                                                                           ____________    _____________
                  Goodwill                                                $   4,425,679     $  3,553,910
                                                                           ============    =============

















         The detailed components consist of the following:
                                                                              1998             1997
                                                                           ___________       ____________
                  Purchase Price
                  Cash to Sellers                                       $     4,135,471     $    2,437,752
                  Notes to Sellers                                              396,000          1,000,728
                  Common Stock to Sellers (155,207                              612,464          1,048,126
                                                                           ____________       ____________
                       shares in 1998 and 453,712 in 1997)
                                                                        $     5,143,935     $    4,486,606
                                                                           ============       ============



                                                                              1998              1997
                                                                           ____________       ____________
         Fair Value of Assets Acquired
        _______________________________
         Accounts Receivable                                        $           109,584     $      381,323
            Inventory                                                            82,033            130,132
         Property, Plant and Equipment                                          699,128          1,576,902
         Intangible Assets                                                      541,590            554,115
         Other                                                                  108,160             93,583
                                                                           ____________       ____________
                                                                    $         1,540,495     $    2,736,055
                                                                           ============       ============

         Liabilities Assumed
        ______________________
         Accounts Payable                                           $           140,298     $      486,215
         Customer Deposits                                                      222,937            330,829
         Assumed Notes                                                          135,586            597,708
                                                                           ____________       ____________
                                                                    $           498,821     $    1,414,752
                                                                           ============       ============

         The following table summarizes pro forma consolidated results of operations (unaudited) of the Company and the 1998 and 1997 acquisitions as though the acquisitions had been consummated at October 26, 1996. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                                          Years Ended

                                                October 31,         October 25,
                                                   1998                1997
                                             _____________        ______________
Total Revenue                              $    32,813,514       $    21,481,552
Net Income (Loss)                          $     3,478,362       $     1,422,402
Net (Loss) per Share                       $          0.34       $          0.14
                                             _____________        ______________
Weighted Average Number Of Shares               10,248,389             9,993,455
                                             =============        ==============

6.     ACCRUED EXPENSES
      __________________                         October 31,         October 25,
                                                    1998                 1997
                                             ____________             _________
Advertising and promotion               $         310,558    $          276,060
Payroll and vacation                              380,844               395,671
Taxes                                                 -                  59,331
Acquisition costs                                     -                 113,383
Miscellaneous                                     413,469               142,516
                                             ____________             __________
                                         $      1,104,871    $          986,961
                                             ============             ==========

7.       LINE OF CREDIT  -  ACQUISITION AND WORKING CAPITAL -
         ____________________________________________________
         The Company entered into a five year revolving line with CoreStates Banks N.A., now First Union Corporation, on April 18, 1998.The purpose of the loan is for permitted acquisitions and capital expenditures, working capital and to refinance existing term debt. The Company is entitled to borrow up to $15 million under the terms and conditions of the agreement. Of this amount $2 million is allowed for working capital with the balance available for acquisitions. As of October 31, 1998 $8,783,793 had been borrowed against this facility. The proceeds were used for working capital and acquisition debt. Under the agreement the Company is required to pay interest monthly at a rate of LIBOR plus 2.5%, currently approximately 7.74%. The interest rate can decrease during the term based on certain performance parameters as defined in the agreement. As a result of the Company exceeding certain financial covenants established in the agreements the interest rate was lowered at the beginning of the third quarter in 1998. The Company is required to continue to meet loan covenants as defined in the agreement in order to have access to the line of credit. The loan is secured by receivables, inventory, equipment and intangible assets.



8.        OBLIGATIONS UNDER CAPITAL LEASES
          ________________________________
         The Company leases equipment under capital lease arrangements. Assets held under capital leases are included with property and equipment.

         The following is a schedule of future minimum lease payments under the capital leases and the present value of net minimum lease payments as of October 31,1998:

         1999.....................................................  $   151,044
         2000......................................................     136,765
         2001......................................................      74,650
         2002......................................................      23,934
         2003 and beyond...........................................           0
                                                                     -----------
         Total minimum lease payments                                $  386,393
         Less amount representing interest                               56,195
                                                                     -----------
         Present value of minimum lease payments                     $  330,198
                                                                     ===========

9. LONG TERM DEBT - The Company's long term debt is as follows:
   ______________

                                                                        October 31,       October 25,
                                                                           1998              1997
                                                                      ___________         __________
     Building loan, principal and interest at 9.0%, payable
       monthly through 2004 secured by the assets...............   $            0           403,922
     Building loans, principal and interest at 5.5% payable
       monthly through 1999 secured by the assets...............          291,807           342,461
     Mortgage on property acquired in October 1993,
       interest at 4.5%, with interest only due through
       July 1996, then principal and interest due through
       2000 secured by the property.............................          348,066           374,326
     Promissory note, principal and interest at 8.5% payable
       monthly through May 2002 with a final payment of
       $140,099 due June 2002.  Note is unsecured...............          265,429           279,375
     Promissory note, principal and interest at 8.5% payable
       monthly through August 2002, with a final payment of
       $308,474 due September 2002.  Note is unsecured..........          464,469           501,051
     Acquisition notes secured by certain assets, as defined,
        refinanced in 1998.                                                     0         3,589,625
     Various secured/unsecured notes ranging in amounts of
       $14,000 to $150,000 with interest rates of 8.5% to
       10%.  These notes are for the most part unsecured.........         660,606           830,280
                                                                      ___________         __________
                                                                     $  2,030,377       $ 6,321,040
     Less current portion ......................................          601,570           885,748
                                                                      ___________         __________
                                                                     $  1,428,807       $ 5,435,292
                                                                      ===========         ==========



     Annual maturities of long term debt are as follows:
         Year ending October 31, 1998...........................   $     601,570
         Year ending October 30, 1999...........................         247,960
         Year ending October 28, 2000...........................         199,163
         Year ending October 27, 2001...........................         622,581
       Year ending October 26, 2002 and thereafter                       359,103
                                                                         -------
                                                                   $   2,030,377
                                                                       =========

10.  STOCK ISSUANCE
     ______________
         During 1998, the Company issued 155,207 shares of its common stock as follows:
          45,391 shares were issued in January 1998 at the price of $4.00 per share in conjunction with the purchase of assets from Vermont Coffee Time. 7,647 shares were issued at the price of $4.50 per share in conjunction with the purchase of Vermont Naturals in May 1998. 30,000 shares were issued in exchange for distribution rights obtained from AKVA at a value of $4.31.
          72,169 shares were issued in April 1998 at the price of $4.00 per per to AM Fridays in conjunction with a sales performance portion of the original stock purchase agreement.

         During fiscal year 1997, the Company issued 453,712 shares of its common stock; 38,095 shares were issued on March 10, 1997 at the market price of $2.63 in conjunction with the purchase of assets from Greatwater Refreshment Services; 415,617 shares were issued at the market price of $2.28 in conjunction with the purchase of the Excelsior Spring Water Company on August 27, 1997.


11.  PERFORMANCE EQUITY PLAN
     ________________________
         In November 1993, the Company's Board of Directors adopted the 1993 Performance Equity Plan (the "1993 Plan"). The plan authorizes the granting of awards for up to 1,000,000 shares of common stock to key employees, officers, directors and consultants. Grants can take the form of stock options (both qualified and non-qualified), restricted stock awards, deferred stock awards, stock appreciation rights and other stock based awards. During fiscal 1998, 10,000 options were issued under this plan.

         On April 2, 1998 the Company's shareholders approved the 1998 Incentive and Non Statutory Stock Option Plan. This plan provides for issuance of up to 500,000 options to purchase the Company's common stock under the administration of the Board of Directors. The intent of the plan is to reward options to officers, employees, directors, and other individuals providing services to the company. During fiscal 1998, 192,000 options were issued under this plan.

12.  STOCK OPTIONS
     _____________
         The following table illustrates the Company's stock option issuances and balances during the last three fiscal years:
                                                                       Exercise
                                                                       Price Per
                                                       Options           Share

           Outstanding at October 28, 1995             1,349,500      $2.25-6.00
                Options granted                          455,000      $1.75-2.50
                Options retired                          (49,500)     $3.00-3.50
                                                       _________      __________
           Outstanding at October 26, 1996             1,755,000      $2.25-3.13
                Options granted                          392,187      $2.50-2.81
                Options regranted                        647,000      $2.50
                Options retired                          (32,000)     $1.81-2.25
                Options surrendered                     (580,000)     $1.75-3.25
                                                       _________      __________
          Outstanding at October 25, 1997             2,182,187      $1.75-6.00
                Options granted                          202,000      $3.38-4.81
                Options retired                          (10,000)     $2.50
                Options exercised                         (5,000)     $2.50
                                                       _________      __________
           Outstanding options at October 31, 1998     2,369,187      $1.81-6.00
                                                       =========      ==========

13.  OPERATING LEASES
     _________________
         The Company currently leases office space on a month-to-month basis and is obligated under several building, equipment and vehicle leases expiring variously through May 2008. Future minimum rental payments over the terms of these leases are approximately as follows:

                                            1999               $423,023
                                            2000                391,902
                                            2001                363,013
                                            Thereafter          118,125

              Rent expense under all operating leases was $321,116, $128,247 and $51,727 for fiscal years ending October 31, 1998, October 25, 1997 and October 26, 1996.

 .
14.  RELATED PARTY TRANSACTIONS
     ___________________________
         The Company paid consulting fees to related parties aggregating $78,334 in 1998 and $136,000 in each of the years 1997 and 1996.

         One of the consultants also received options to purchase 125,000 shares of the Company's common stock for $2.25 per share. The options are fully vested and are exercisable through October 2003.


15.       INCOME TAXES
          ____________
         The Company has approximated $13.1 million of available loss carryforwards at October 31, 1998 expiring from 2005 through 2011. Due to previous ownership changes or equity structure shifts as defined in the Internal Revenue Code, approximately $3.5 million of the net operating losses are limited as to annual utilization

         The major deferred tax asset (liability) items at October 31, 1998 are as follows:

                  Accounts receivable allowance .......    $            122,000
                  Amortization.........................                  70,000
                  Depreciation.........................                (498,000)
                  Slotting fees........................                  53,000
                  Other................................                 164,000
                  Net operating loss carryforwards.....               5,240,000
                                                                 _______________
                                                                      5,150,000
                  Valuation allowance..................               3,160,000
                                                                 _______________
                  Deferred tax asset recorded.......        $         1,991,000
                                                                 ===============



         The benefit for income taxes differs from the amount computed by applying the statutory tax rate to net income (loss) before income tax benefit as follows:

                                                                       Year Ended
                                                       ________________________________________________
                                                       October 31,     October 25,          October 26,
                                                          1998            1997                 1996
                                                       ________________________________________________
     Income tax (expense) benefit computed at
     statutory rate..................................  $  (480,000)      $ (178,000)           $431,000
     Effect of permanent differences.................      (74,000)         (18,000)            (23,000)
     Effect of temporary differences.................     (101,000)          40,000             115,000
     Tax benefit of net operating loss
     not recognized..................................           -                -             (523,000)
     Tax benefit of net operating loss carry
     forward.........................................      655,000          156,000                   -
     Change in valuation allowance...................    1,447,000          544,000                   -
                                                       ___________        __________           _________
     Deferred Tax Asset Recorded.....................  $ 1,447,000        $ 544,000                   -
                                                       ===========        ==========           =========

16.      MAJOR CUSTOMER
        ________________
         The Company's sales to a single customer were 30%, 31% and 35% of the total sales for 1998, 1997 and 1996, respectively. Accounts receivable from such customer were 13% and 16% of the total receivable at October 31, 1998 and October 25, 1997, respectively.


17.      ACCOUNTING FOR STOCK-BASED COMPENSATION
        _________________________________________
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense related to stock option grants was recorded in 1998, 1997 and 1996 as the exercise price of such options was equal to or greater than the underlying stock on the date of grant.

         Pro-forma information regarding net income and net income per share is presented below as if the Company had accounted for its employee stock options under the fair value method; such pro-forma information is not necessarily representative of the effects on reported net income for future years due primarily to the options vesting periods and to the fair value of additional options in future years.

         Had compensation cost for the option plans been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's income (loss) would have been $2,509,134 and $.24 per share in 1998; $324,302 and $.03 per share in 1997 and $(2,049,471) and
         $(.21) per share in 1996. The weighted average fair value of the options granted were $3.42, $1.89 and $1.73 in 1998, 1997 and 1996, respectively. Assumptions used for 1998 were: expected dividend yield of 0%; expected volatility of 50%; risk free interest of 5.7% and expected life of 5 years. Assumptions for both 1997 and 1996 were: expected dividend yield 0%; expected volatility of 92%; risk-free interest of 7% and expected life of five years.