Form 10-Q
period 1999-01-30
VERMONT PURE HOLDINGS LTD
filed 1999-03-16
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 30, 1999
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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                          March 7, 1999

Common Stock, $.001 Par Value                                       10,255,758

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                    Page Number
Part I - Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheet as of
                           January 30, 1999 (unaudited) and
                           October 31, 1998                                   4

                           Consolidated Statement of Operations
                           (unaudited) for the Three Months ended
                           January 30, 1999 and January 24, 1998              5

                           Consolidated Statement of Cash Flows
                           (unaudited) for the Three Months ended
                           January 30, 1999 and January 24, 1998              6

                           Notes to Consolidated Financial Statements
                           (unaudited)                                     7- 8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                       9-13

Part II - Other Information                                               14-18

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security
                           Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K

                  Signature                                                  19

PART I - Item 1

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                January 30,              October 31,
                                                                                    1999                     1998
                                                                                             (unaudited)
                                                                         -----------------------   ----------------------

CURRENT ASSETS:
                 Cash                                                    $                576,019 $                161,271
                 Accounts receivable                                                    3,605,165                3,069,699
                 Inventory                                                              1,648,977                1,843,927
                 Current portion of deferred tax asset                                    330,000                  330,000
                 Other current assets                                                     457,044                  222,970
                                                                          -----------------------   ----------------------
                   TOTAL CURRENT ASSETS                                                 6,617,205                5,627,867
                                                                          -----------------------   ----------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                                9,384,822                9,174,063


OTHER ASSETS:
                 Intangible assets - net of accumulated amortization                    9,459,653                9,595,915
                 Deferred tax asset                                                     1,661,000                1,661,000
                 Other assets                                                             312,973                  114,658
                                                                          -----------------------   ----------------------
                   TOTAL OTHER ASSETS                                                  11,433,626               11,371,573
                                                                          -----------------------   ----------------------
TOTAL ASSETS                                                             $             27,435,653 $             26,173,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                 Accounts payable                                        $              2,760,941 $              3,007,630
                 Current portion of customer deposits                                      61,460                   58,360
                 Accrued expenses                                                       1,324,795                1,104,871
                 Current portion of long term debt                                        306,835                  601,570
                 Current portion of obligations under capital lease                       127,630                  119,995
                                                                          -----------------------   ----------------------
                   TOTAL CURRENT LIABILITIES                                            4,581,661                4,892,426
                                                                          -----------------------   ----------------------
                 Long term debt                                                         1,257,894                1,428,807
                 Long term obligations under capital lease                                150,161                  210,203
                 Line of credit                                                        10,465,793                8,783,793
                 Long term portion of customer deposits                                   943,885                  893,145
                                                                          -----------------------   ----------------------
                   TOTAL LIABILITIES                                                   17,399,394               16,208,374
                                                                          -----------------------   ----------------------
STOCKHOLDERS' EQUITY:
                 Common stock - $.001 par value, 20,000,000                                10,304                   10,288
                 authorized shares, 10,303,758 issued
                 shares at January 30, 1999 and
                 10,287,187 issued shares at October 31, 1998.
                 Paid in capital                                                       23,080,033               23,080,049
                 Accumulated deficit                                                  (12,885,328)             (12,956,458)
                 Treasury stock, at cost, 50,000 shares                                  (168,750)                (168,750)
                                                                          -----------------------   ----------------------
                   TOTAL STOCKHOLDERS' EQUITY                                          10,036,259                9,965,129
                                                                          -----------------------   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $             27,435,653 $             26,173,503
                                                                          =======================   ======================

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                             Three Months Ended
                                                                                        January 30,          January 24,
                                                                                          1998                  1999
                                                                           ----------------------------------------------
                                                                                                    (unaudited)
                                                                           ----------------------------------------------
SALES                                                                          $          5,880,846 $          4,407,086

COST OF GOODS SOLD                                                                        2,031,014            1,942,154

GROSS PROFIT                                                                              3,849,832            2,464,932

OPERATING EXPENSES:
                 Selling, general and administrative expense                              2,716,990            2,017,100
                 Advertising expenses                                                       688,541              640,897
                 Amortization                                                               151,614              120,706
                                                                            -----------------------   -------------------
TOTAL OPERATING EXPENSES                                                                  3,557,145            2,778,703
                                                                            -----------------------   -------------------
PROFIT (LOSS) FROM OPERATIONS                                                               292,687             (313,771)

OTHER INCOME (EXPENSE):
                 Interest - net                                                            (221,557)            (151,284)
                 Miscellaneous                                                                    0                  403
                                                                            -----------------------   -------------------
TOTAL OTHER INCOME (EXPENSE)                                                               (221,557)            (150,881)
                                                                            -----------------------   -------------------
PROFIT (LOSS) BEFORE INCOME TAXES                                                            71,130             (464,652)

PROVISION FOR INCOME TAX BENEFIT                                                                  0                    0
                                                                            -----------------------   -------------------
NET INCOME (LOSS)                                                              $             71,130 $           (464,652)
                                                                            -----------------------   -------------------
NET INCOME  (LOSS) PER SHARE - BASIC                                           $               0.01 $              (0.05)
NET INCOME  (LOSS) PER SHARE - DILUTED                                         $               0.01 $                 (a)
                                                                            =======================   ===================
Weighted Average Shares Used in Computation - Basic                                      10,250,901           10,162,759
Weighted Average Shares Used in Computation - Diluted                                    10,965,327                   (a)

(a) Potential shares are anti-dilutive.

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Three months ended
                                                                                                January 30,              January 24,
                                                                                                   1999                     1998
                                                                                      ----------------------------------------------
                                                                                                            (unaudited)
                                                                                      ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net profit/(loss)                                                     $                 71,130 $               (464,652)
          Adjustments to reconcile net income(loss)
            to net cash provided by operating activities:

            Depreciation                                                                         333,389                  292,674
            Amortization                                                                         151,614                  120,706
            (Increase) Decrease in deferred tax asset                                                  0                        0
            (Gain) loss on disposal of property and equipment                                    (13,117)                 (13,029)

          Changes in assets and liabilities (net of effect of acquisitions):
            (Increase) Decrease in accounts receivable                                          (535,466)                 142,313
            (Increase) Decrease in inventory                                                     194,950                  136,988
            (Increase) Decrease in other current assets                                         (234,074)                 131,602
            (Increase) Decrease in other  assets                                                 (62,053)                (149,694)
            (Decrease) Increase in accounts payable                                             (246,690)                 (63,016)
            (Decrease) Increase in customer deposits                                              53,840                   13,242
            (Decrease) Increase in accrued expenses                                              219,924                   86,409
CASH PROVIDED BY OPERATING ACTIVITIES                                                            (66,554)                 233,543
                                                                                     -------------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property, plant and equipment                                             (550,553)                (414,100)
          Proceeds from sale of fixed assets                                                           0                   13,029
          Cash used for acquistions                                                             (132,090)              (1,331,169)
CASH USED IN INVESTING ACTIVITIES                                                               (682,643)              (1,732,240)
                                                                                     -------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds (paydown) of line of credit                                                 1,682,000                  742,600
          Proceeds from debt                                                                           0                1,365,489
          Principal payment of debt                                                             (518,055)                (243,461)
          Sale of common stock                                                                         0                   10,950
CASH PROVIDED BY FINANCING ACTIVITIES                                                          1,163,945                1,875,578

NET INCREASE (DECREASE) IN CASH                                                                  414,748                  376,881

CASH - Beginning of period                                                                       161,271                   93,808

CASH  - End of period                                                           $                576,019 $                470,689
                                                                                     -------------------      -------------------


Cash paid for interest                                                          $                214,444 $                160,952
                                                                                     -------------------      -------------------
NON-CASH FINANCING AND INVESTING ACTIVITIES:
          Equipment acquired under capital leases                               $                 31,113 $                      0
                                                                                     ===================      ===================


                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-KSB for the year ended October 31, 1998.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-KSB for the year ended October 31, 1998.


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


3.       ACQUISITIONS


         On November 29, 1998, the Company completed the purchase of substantially all of the assets of Russell Distributing, a company engaged in the distribution of spring water and cooler/dispenser equipment for home and office customers with its principal place of business in Merrimack, New Hampshire. The purchase price of the assets was $200,000. The purchase was paid for with $132,000 of cash, which was funded through the Company's acquisition line of credit at First Union Bank, the issuance of 8,571 shares of the Company's common stock and the assumption of a $38,000 liability.

4.       LINE OF CREDIT

         As of January 30,1999 the Company's unused working capital line of credit was $1,000,000.

5.       COMMITMENTS
         In order to increase production capacity the Company has leased new production equipment. The equipment includes a bottle labeler and related equipment for the PET facility in Randolph, Vermont as well as a 5 gallon filling line and related equipment for the home and office production facility in Randolph, Vermont. The leasing of this equipment is for an aggregate of $192,080 and is being financed by a capital lease with KeyCorp leasing. The lease is for seven years with a $1 buy out at the end of that term.

6.       SUBSEQUENT EVENT

         On March 16, 1999 Vermont Pure Holdings, Ltd. announced that it had terminated its distribution agreement with Coca-Cola Enterprises on March 12, 1999 effective April 11, 1999. The Company has entered into contracts with independent Snapple distributors to market Vermont Pure Spring Water in the territory by Coca Cola Enterprises.

PART I - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-KSB for the year ended October 31, 1998.

                           Forward-Looking Statements

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify " forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              Results of Operations

Sales - Sales for the first three months of fiscal year 1999 were $5,881,000, an increase of $1,474,000 or 33% over sales of $4,407,000 for the corresponding period last year. Excluding sales attributable to acquisitions made subsequent to the first quarter of 1998, sales in the first three months of fiscal year 1999 were 14% over the corresponding period last year. This 14% increase was accounted for in the following distribution channels: 5% attributable to home and office, 6% attributable to Vermont Pure sizes, 5% attributable to private labels and a decrease of 2% attributable to secondary labels. The AKVA brand had no material impact on sales.

Sales for retail-size products increased $ 383,000 or 17%, for the three months of fiscal year 1999 compared to the corresponding period a year ago. The increase was a result of volume increases related to the continued growth of both the Vermont Pure brand and private label brands. Increased promotional expense was incurred to enhance brand awareness. This, as well as increased market penetration and development of new markets, were responsible for the sales growth. Average selling prices for the three months ending January 30, 1999 were down 3% for the corresponding period from the previous year. This is indicative of the competitive marketplace as well as the increase in private label brands.

Sales for the home and office division increased $1,091,000 or 52%, for the first three months of fiscal year 1999 compared to the corresponding period of the prior year. Exclusive of acquisitions, sales of home and office related products increased approximately 12% the first quarter of fiscal 1999 compared to the same period last year. This is reflective of increased category growth and brand awareness.

Cost of Goods Sold - For the first three months of fiscal 1999, Cost of Goods Sold was $2,031,000 compared to $1,942,000 for the same period in fiscal year 1998 resulting in gross profits of $3,850,000 or 65% of sales. The increase in gross profit for the three month period was due to a considerable increase in sales volume which resulted in a lower cost per unit. This had the effect of spreading the overhead burden over more units thereby lowering the average unit cost. In addition, the Company's sales continued to be skewed toward higher margin home and office sales. Raw material pricing remained stable throughout the first quarter of 1999. However, the Company's PET bottle prices are dependant on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first three months of fiscal year 1999 compared to the corresponding period in fiscal year 1998, total operating expenses were $3,557,000 and $2,779,000, an increase of $778,000 or 28%. Selling, general and administrative expenses increased by $700,000 or 35%, for the first three months of fiscal 1999. The increase in these costs was primarily due to the addition of the operating costs of the acquired companies and the costs to integrate these companies. The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. The increase of $48,000 in advertising and promotion expenses for the respective periods was due to higher expenses associated with increased market penetration and brand awareness. The sales growth rate exceeded the rate of growth in promotional expenses. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first three months of fiscal year 1999, amortization increased $ 31,000 from the same period one year ago as a result of increased goodwill from new acquisitions.

Profit From Operations - Profit from operations for the first three months of fiscal 1999 was $293,000 as compared to a loss of $314,000 for the corresponding period last year, an improvement of $607,000. The improvement is attributable to the increase in sales combined with a decrease in raw material costs and production and distribution volume efficiencies. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its less seasonal home and office distribution business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $70,000 for the first three months of fiscal year 1999 compared to the corresponding period in fiscal year 1998. The increase in interest expense was a result of increased borrowing to fund operations and finance acquisitions through a bank line of credit.

Net Income/Loss- The Company's net income for the first three months of fiscal year 1999 was $71,000 compared to a net loss of $465,000 for the corresponding period last year, an improvement of $536,000. The increase in net income for the first three months is indicative of the improvement in results of operations more than offsetting increased interest charges to finance growth through acquisitions.

Possible Effect Of Change In Major Distributor - On March 12, 1999 the company advised Coca Cola Enterprises ("CCE") of the Company's termination of its distribution agreement with CCE effective April 11, 1999. The Company has simultaneously entered into distribution agreements with independent Snapple distributors throughout southern New England, New York, and New Jersey. In view of an announcement by Coca Cola USA that it intends to market its own brand of purified (not spring) water this year, and the likelihood that CCE will distribute that brand when it is introduced, the Company beleives it will be better served by controlling the timing of any change in distributors to conincide with the onset of the warm weather selling season in the Northeast. The Company expects to make the transition successfully and without significant disruptions in distribution. However, as discussed in the Company's Form 10-KSB for the 1998 fiscal year, it is possible that the transition could have a negative impact on earnings and/or cash flow as a result of lower pricing volume, possibly higher transport costs, and other inefficiencies involved in bringing on a new system of distributors.

                         Liquidity and Capital Resources

The net cash outflow from operations was $67,000 compared to a net cash inflow of $234,000 for the same period last year. This decline of $301,000 was attributable to an accounts receivable buildup with a few large vendors. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquisition of operating assets needed to accommodate the growth of the business, and debt repayment. These requirements may result in future net cash outflows on a seasonal basis.

As of January 30, 1999, the Company had working capital of $2,035,000 compared to $735,000 on October 31, 1998, the end of the last fiscal year. The increase in working capital of $1,300,000 reflects, primarily, accounts receivable and cash generated from operations. Scheduled debt repayments from the financing of acquisitions and resulting integration costs and capital expansion continues to be a significant use of cash for the Company. As of March 11, 1999 the Company had borrowed $2,355,000 from the working capital portion of its line of credit with First Union Bank compared to $844,000 of the line at the beginning of the fiscal year. The maximum amount available to borrow under this facility is $3,000,000. All of the First Union borrowings are under one facility and divided into separate working capital and acquisition segments. The Company pays a fixed interest rate of 7.84% on the outstanding loan balance. The facility is secured by all the inventory, receivables and intangible assets of the Company and expires April 2003.

At October 31, 1998, the Company had recorded a deferred tax asset of $1,991,000. No adjustments were made to this amount through the first quarter of 1999. Further recognition is dependent on future earnings.

Although the Company has increased its cash usage over the last year, due to acquisitions, it anticipates that its working capital position will improve in future quarters and will be adequate to fund operations when supplemented by its operating line of credit. Future sales growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that this financing will be available. The Company is continuing to pursue an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources and the CoreStates facility described above.

Year 2000 Readiness Disclosure
Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the Year 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

State of Readiness. The Company is assessing its state of readiness for dealing with the Year 2000 problem. It is investigating its information technology ("IT") systems and non-information technology ("NIT") systems for readiness, and expects that some remediation will be necessary. The Company's evaluation, as well as any related contingency plan, is expected to be complete by the end of the fiscal second quarter. With respect to IT systems, the Company expects that it will be necessary to complete certain internal hardware and software upgrades. With respect to NIT systems, among other things, the Company is examining its production equipment for Year 2000 readiness. In addition, the Company has begun to request information on the Year 2000 readiness and contingency plans of its customers, suppliers, bankers and other third parties to assess the potential risks to the Company. Along with the readiness and contingency plans of the above named group the Company is also seeking written certifications from such third parties as to their Year 2000 compliance. However, there can be no assurance that such certifications will be obtained. Moreover, even if such certifications are obtained, the Company will not be able to independently verify that such third parties are, in fact, Year 2000 compliant.

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

To the extent that unanticipated Year 2000 problems arise at the Company or any of its significant customers, suppliers, bankers or other third parties, the Company's business, financial position and results of operations could be materially adversely affected. The Company believes that the greatest potential risk is the failure of third party customers and suppliers to achieve an appropriate level of Year 2000 readiness. Although the company believes such third parties have the resources and expertise to avoid significant Year 2000 problems, it would be difficult for the Company to insulate itself from any disruptions in the operations of key third parties which may result from the Year 2000 issue. Among other things, the Company's principal distributors could be unable to deliver products in a timely manner, and the Company may experience a disruption in its ability to get products to market. In addition, the Company could suffer from shortages of bottle or water supplies if any of its third party suppliers experience Year 2000 problems.

Contingency Plans. The Company is developing Year 2000 contingency plans to address any critical risks that may be identified. The Company is communicating with its external customers, suppliers, bankers and other third parties to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plans. By the end of the fiscal second quarter, the Company expects to more completely define these issues, quantify their potential impact and complete the development of contingency plans.

The foregoing Year 2000 capital disclosure constitutes a "Year 2000 readiness disclosure" under the Year 2000 Information and Readiness Disclosure Act.

PART II - Other Information

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

(a)      None

(b)      None

The Company issued 8,571 of its unregistered common shares on November 29, 1998 as part of the purchase of the assets of Russell Distributing. The price of the stock on that date was $3.50 per share.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

On March 16, 1999 Vermont Pure Holdings issued the following press release:

Vermont Pure Holdings, Ltd. Announced today that it gas terminated its distribution agreement whit Coca-Cola Enterprises effective April 11,1999. The Company has entered into contracts with independent Snapple Distributors to markedt Vermont Pure Natural Spring Water in the territory previously serviced by Coca-Cola Enterprises. " We are excited about moving our business to the independent Snapple syste, " said Tim Fallon chairman and CEO of Vermont Pure Holdings, Ltd. "Snapple, under the management of the TRIARC Beverage Group, has experienced a resurgence in the last two years. Their cold bottle-focus and 'up and down the street' capabilities make for a terrific combination with Vermont Pure."

The new distributor lineup included seven distributors that service 50,000 outlets n the metropoolitan New York-New Jersey area, the company's most successful market. In addition, another ten distributors, with similar volume of retail coverage, will sell Vermont Pure Throughout southern New England and west central New York State.

Fallon added, "while we anticipate that this will be a challenging transition in the near-term, we are convinced that the Snapple-Vermont Pure marketing relationship will enable us to continue the momentum that both the company and industry have experienced in recent years."

"These established independent entrepreneurs understand the dynamics of bottled water and theopportunity that Vermont Pure brings to their system," contunued Fallon.

"Vermont Pure Springs distributes its retail products from Maine to the Carolinas and as far West as Michigan and Ohio. With this distribution change, it is expected that 60% of Vermont Pure retail brend sales will be through independent Snapple Kistributors."

Reference is made to the Company's 10-KSB for the year ended October 31, 1998 where more information can be foud concerning the Company's relationship with CCE.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit
Number                   Description



3.1 Amended and Restated Certificate of Incorporation of Registrant dated January 12, 1994. (Incorporated by reference from Exhibit 3.3 of Form 10-KSB for fiscal year ended October 30, 1993 - File No. 1-11254.)

3.2 By-Laws of Registrant. (Incorporated by reference from Exhibit 3.4 of Registration Statement 33-46382.)

3.3 Amendment to By-Laws of Registrant Adopted March 26, 1997. (Incorporated by reference from Exhibit 3.3 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.1 Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 1996. (Incorporated by reference from Exhibit 10.1 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.2 Employment Agreement between the Registrant and Bruce S. MacDonald dated as of November 1, 1997. (Incorporated by reference from Exhibit
          10.2 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.3 Stock Option Agreement between Registrant and Mr. Fallon. (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

10.4 Termination Agreement dated as of December 12, 1997 between the Registrant and Condor Ventures Ltd. (Incorporated by reference from
          Exhibit 10.5 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

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

10.9 Promissory Note from the Registrant to Mr. Eger in the principal amount of $503,000.(Incorporated by reference from Exhibit 10.2 of the Report on Form 8-K dated September 11, 1997.)

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

10.16 1998 Incentive and Non-Statutory Stock Option Plan (Incorporated by reference to Appendix A of the Registrant 1998 Proxy Statement.)

10.17 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.18 Promissory Note Between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.2 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.19 Security Agreement between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.3 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.20 Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998. (Incorporated by reference from Exhibit
          10.4 of the report on Form 10-QSB for the Quarter ended January 24,
          1998).

10.21 Distribution Rights Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997. (Incorporated by reference from
          Exhibit 10.5 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.22 Packing and Distribution Agreement between Vermont Pure Springs, Inc. and Akva Hf. dated December 9, 1997. (Incorporated by reference from
          Exhibit 10.6 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.23 Asset Purchase Agreement between Vermont Pure Holdings, Ltd. And Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.24 Agreement and Collateral Assignment of Lease between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 30, 1998. (Incorporated by reference from Exhibit 10.2 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.25 Security Agreement between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from
          Exhibit 10.3 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.26 Term Note for $65,000 between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from
          Exhibit 10.4 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.27 Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from Exhibit 10.5 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.28 Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8, 1998. (Incorporated by reference from Exhibit 10.6 of the report on Form 10-QSB for the Quarter ended April 25, 1998.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:             March 16, 1999
                 Randolph, Vermont




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