Form 10-Q
period 1999-05-01
VERMONT PURE HOLDINGS LTD
filed 1999-06-14
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended May 1, 1999
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

                  Yes        X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  Class                                         June 7, 1999

Common Stock, $.001 Par Value                                      10,259,758

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                    Page Number
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of
                  May 1, 1999 (unaudited) and
                  October 31, 1998                                            3

                  Consolidated  Statement of Operations (unaudited) for
                  the Six Months and Three Months ended May 1, 1999
                  and April 25, 1998                                          4

                  Consolidated Statement of Cash Flows
                  (unaudited) for the Six Months ended
                  May 1, 1999 and April 25, 1998                              5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                             6 - 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operation                                              8 - 12

Part II - Other Information                                             13 - 16

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signature                                                           17
         Exhibit Index                                                  13 - 16

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     May 1,                      October 31,
                                                                     1999                           1998
                                                           ---------------------             ---------------------
                                                                 (unaudited)                       (unaudited)
                                                           ---------------------             ---------------------
                                     ASSETS
CURRENT ASSETS:
 Cash                                                                   $626,944                          $161,271
 Accounts receivable                                                   3,793,140                         3,069,699
 Inventory                                                             1,783,133                         1,843,927
 Current portion of deferred tax asset                                   330,000                           330,000
 Other current assets                                                    519,919                           222,970
                                                           ---------------------             ---------------------

TOTAL CURRENT ASSETS                                                   7,053,136                         5,627,867
                                                           ---------------------             ---------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation               9,886,320                         9,174,063
                                                           ---------------------             ---------------------


OTHER ASSETS:
 Intangible assets - net of accumulated amortization                   9,440,014                         9,595,915
 Deferred tax asset                                                    1,661,000                         1,661,000
 Other assets                                                            124,289                           114,658
                                                           ---------------------             ---------------------

TOTAL OTHER ASSETS                                                    11,225,303                        11,371,573
                                                           ---------------------             ---------------------

TOTAL ASSETS                                                         $28,164,759                       $26,173,503
                                                           =====================             =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $2,698,416                        $3,007,630
 Current portion of customer deposits                                     59,908                            58,360
 Accrued expenses                                                        915,281                         1,104,871
 Current portion of long term debt                                       277,398                           601,570
 Current portion of obligations under capital lease                      149,138                           119,995
                                                           ---------------------             ---------------------
TOTAL CURRENT LIABILITIES                                              4,100,141                         4,892,426

 Long term debt                                                        1,303,114                         1,428,807
 Long term obligations under capital lease                               319,503                           210,203
 Line of credit                                                       10,984,793                         8,783,793
 Long term portion of customer deposits                                  938,563                           893,145
                                                           ---------------------             ---------------------
TOTAL LIABILITIES                                                     17,646,114                        16,208,374
                                                           ---------------------             ---------------------
STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 20,000,000                               10,310                            10,288
  authorized shares, 10,309,758 issued
  shares at May 1, 1999 and 10,287,187
  issued shares at October 31, 1998.
 Paid in capital                                                      23,122,747                        23,080,049
 Accumulated deficit                                                 (12,445,662)                      (12,956,458)
 Treasury stock, at cost, 50,000 shares                                 (168,750)                         (168,750)
                                                           ---------------------             ---------------------
TOTAL STOCKHOLDERS' EQUITY                                            10,518,645                         9,965,129
                                                           ---------------------             ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $28,164,759                       $26,173,503
                                                           =====================             =====================

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Six Months Ended                  Three Months Ended
                                                           --------------------------------  -----------------------------------
                                                                 May 1,         April 25,            May 1,          April 25,
                                                                 1999             1998               1999              1998
                                                           ---------------  ----------------  ----------------  ----------------
                                                                      (unaudited)                           (unaudited)
SALES                                                          $13,680,319      $ 10,562,013       $ 7,799,473       $ 6,154,927

COST OF GOODS SOLD                                               4,983,873         4,460,310         2,952,859         2,518,156
                                                           ---------------  ----------------  ----------------  ----------------
GROSS PROFIT                                                     8,696,446         6,101,703         4,846,614         3,636,771
                                                           ---------------  ----------------  ----------------  ----------------
OPERATING EXPENSES:
 Selling, general and administrative expense                     5,853,057         4,371,473         3,136,067         2,354,373
 Advertising expenses                                            1,547,851         1,480,180           859,310           839,283
 Amortization                                                      303,426           262,681           151,812           141,975
                                                           ---------------  ----------------  ----------------  ----------------
TOTAL OPERATING EXPENSES                                         7,704,334         6,114,334         4,147,189         3,335,631
                                                           ---------------  ----------------  ----------------  ----------------
PROFIT (LOSS) FROM OPERATIONS                                      992,112           (12,631)          699,425           301,140
                                                           ---------------  ----------------  ----------------  ----------------
OTHER INCOME (EXPENSE):
 Interest - net                                                   (481,316)         (345,780)         (259,759)         (194,496)
 Miscellaneous                                                           0             1,524                 0             1,121
                                                           ---------------  ----------------  ----------------  ----------------
TOTAL OTHER INCOME (EXPENSE)                                      (481,316)         (344,256)         (259,759)         (193,375)
                                                           ---------------  ----------------  ----------------  ----------------
NET INCOME (LOSS)                                                 $510,796        $ (356,887)        $ 439,666         $ 107,765
                                                           ===============  ================  ================  ================
NET INCOME  (LOSS) PER SHARE - BASIC                           $      0.05      $      (0.03)     $       0.04      $       0.01
NET INCOME  (LOSS) PER SHARE - DILUTED                         $      0.05      $        (a)      $       0.04      $        (a)
                    (a)                                    ===============  ================  ================  ================

Weighted Average Shares Used in Computation - Basic             10,254,996        10,220,923        10,257,091        10,279,540
Weighted Average Shares Used in Computation - Diluted           10,875,518               (a)        10,766,484               (a)
                                                           ===============  ================  ================  ================

                                      -4-

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Six months ended
                                                                                ---------------------------------------------
                                                                                         May 1,                 April 25,
                                                                                         1999                     1998
                                                                                --------------------     --------------------
                                                                                      (unaudited)             (unaudited)
                                                                                --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit/(loss)                                                                          $510,796                $(356,887)
 Adjustments to reconcile net income(loss)
  to net cash provided by operating activities:
 Depreciation                                                                                666,778                  554,222
 Amortization                                                                                303,426                  262,681
 (Gain) loss on disposal of property and equipment                                             6,883                       71

 Changes in assets and liabilities (net of effect of acquisitions):
   (Increase) Decrease in accounts receivable                                               (723,441)                (669,424)
   (Increase) Decrease in inventory                                                           60,794                 (214,684)
   (Increase) Decrease in other current assets                                              (296,949)                 132,875
   (Increase) Decrease in other  assets                                                      146,270                 (110,370)
   (Decrease) Increase in accounts payable                                                  (309,215)                 895,828
   (Decrease) Increase in customer deposits                                                   46,966                   63,153
   (Decrease) Increase in accrued expenses                                                  (189,590)                (258,381)
                                                                                --------------------     --------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                        222,717                  299,084
                                                                                --------------------     --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                                (1,117,160)                (878,115)
 Cash used for acquistions                                                                  (294,665)              (1,566,169)
                                                                                --------------------     --------------------
CASH USED IN INVESTING ACTIVITIES                                                         (1,411,825)              (2,444,284)
                                                                                --------------------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (paydown) of line of credit                                                      2,201,000                1,511,979
 Proceeds from debt                                                                                0                8,302,705
 Principal payment of debt                                                                  (558,939)              (7,473,698)
 Sale of common stock                                                                         12,720                   10,950
                                                                                --------------------     --------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,654,781                2,351,936
                                                                                --------------------     --------------------
NET INCREASE (DECREASE) IN CASH                                                              465,673                  206,736

CASH - Beginning of period                                                                   161,271                   93,808
                                                                                --------------------     --------------------
CASH  - End of period                                                                       $626,944                 $300,544
                                                                                ====================     ====================
Cash paid for interest                                                                      $481,316                 $345,780
                                                                                ====================     ====================
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Equipment acquired under capital leases                                                    $102,913                 $87,115
                                                                                ====================     ====================

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

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-KSB and Annual Report for the year ended October 31, 1998.


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


3.       LINE OF CREDIT

         As of May 1, 1999 the Company's unused working capital line of credit was $474,000. On that date the Company's unused acquisition line of credit was $3,541,207.

4.       COMMITMENTS

         The Company has leased new production equipment for the PET and home and office production facilities located in Randolph, Vermont. The leasing of this equipment amounts to $192,080. It is payable over seven years and is financed by a capital lease with KeyCorp leasing.

         The Company entered into a $650,000 five year lease with Softech Financial. This lease is funding the upgrading and standardizing of its home and office software.


5.       MAJOR CUSTOMER

         The Company terminated its distribution agreement with Coca-Cola Enterprises effective April 11, 1999. The Company has entered into contracts with independent Snapple distributors to market Vermont Pure Spring Water in the territory previously serviced by Coca Cola Enterprises.


6.       SUBSEQUENT EVENTS

         On May 18, 1999 the Company began to trade its common stock on the American Stock Exchange under the symbol VPS. Prior to that date, its stock had traded on the small cap tier of the NASDAQ stock market. The change was made because the Company felt that the auction market format of the AMEX is better suited to the trading characteristics of its stock.

PART I - Item 2.

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

                              Results of Operations

Sales - Sales for the first six months of fiscal year 1999 were $13,680,319, an increase of $3,118,306 or 30% over the sales of $10,562,013 for the corresponding period last year. Sales for the second quarter of fiscal year 1999 were $7,799,473, an increase of $1,644,546 or 27% over sales of $6,154,927 for the corresponding period last year. Excluding sales attributable to the acquisitions in the six and three months ending May 1, 1999, sales increased approximately 19% and 17%, respectively, over the corresponding periods last year.

Sales for retail-size products increased $ 1,078,761 or 19%, for the six months of fiscal year

1999 compared to the corresponding period a year ago. Sales increased $674,175 or 19%, for the second quarter of fiscal 1999 compared to the corresponding period a year ago. The increase was a result of volume increases related to the continued growth of the Vermont Pure Brand, Hidden Springs brand and private label brands. Increased promotional expense was incurred to enhance brand awareness. This, as well as increased market penetration and development of new markets, were responsible for the sales growth. Average selling prices for the six and three months ending May 1, 1999 were down 6% and 2%, respectively for the corresponding periods from the previous year. This is indicative of the competitive marketplace as well as the increase in private and secondary labels. The total 19% increase for the year to date was accounted for in the following distribution channels: 8% attributable to Vermont Pure sizes, 1% attributable to secondary labels, and 10% attributable to private labels. The Akva brand had no material impact.

Sales for the home and office division increased $2,039,545 or 43%, for the first six months of fiscal year 1999 compared to the corresponding period of the prior year. Sales for the division increased 970,371 or 37%, for the second quarter of fiscal year 1999 compared to the corresponding period of the prior year. Exclusive of acquisitions, sales of home and office related products increased approximately 11% and 13% the first half and first quarter of fiscal 1999, respectively.

Cost of Goods Sold - For the first six months of fiscal 1999, Cost of Goods Sold was $4,983,873 compared to $4,460,310 for the same period in fiscal year 1998 resulting in gross profits of $8,696,446 or 64% of sales. For the second quarter, Cost of Goods Sold was $2,952,859 compared to $2,518,156 for the same period in fiscal 1998 resulting in gross profits of $4,846,614 or 62% of sales. The increase in gross profit for the respective six and three month periods was due to a considerable increase in sales volume which resulted in a lower cost per unit. In addition, the Company's sales continued to be skewed toward higher margin home and office sales. Raw material pricing increased slightly throughout the first half of 1999. However, the Company's PET bottle prices are dependent on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first six months of fiscal year 1999 compared to the corresponding period in fiscal year 1998, total operating expenses were $7,704,334 and $6,114,334 an increase of $1,590,000 or 26%. For the second quarter, operating expenses were $4,147,189 in 1999 compared to $3,335,631 in 1998, this was an increase of 24%. Selling, general and administrative expenses increased by $1,481,584 or 34%, for the first six months of fiscal 1999 and $781,694 or 33% for the second quarter of fiscal 1999. The increase in these costs was primarily due to the addition of the operating costs of acquired businesses as well as to support internal sales growth. The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. Advertising and promotional expense increased $67,671 and $20,027 during the six month and second quarter periods during

1999, respectively, over the corresponding periods last year. These increases are associated with increased market penetration and brand awareness. The sales growth rate exceeded the rate of growth in promotional expenses. Given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first half and second quarter of fiscal year 1999, amortization increased $40,745 and $9,837 respectively, from the same periods a year ago as a result of increased goodwill from new acquisitions.

Profit From Operations - Profit from operations for the first six months of fiscal 1999 was $992,112 as compared to loss of $12,631for the corresponding period last year, an improvement of $1,004,743. Profit from operations for the second quarter of fiscal 1999 was $699,425 as compared to $301,140 for the corresponding period last year, an increase of $398,285. The improvement is attributable to the increase in sales combined with a decrease in raw material costs and production and distribution volume efficiencies. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its less seasonal home and office distribution business. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $135,536 or 39% and $65,263 or 34% for the first six months and second quarter of fiscal year 1999, respectively, compared to the corresponding periods in fiscal year 1998. The increase in interest expense was a result of increased borrowing to fund operations and finance acquisitions through a bank line of credit.

Net Income/Loss- The Company's net profit for the first six months of fiscal year 1999 was $510,796 compared to a net loss of $356,887 for the corresponding period last year, an improvement of $867,683. The net profit for the second quarter of fiscal 1999 was $439,666 compared to a net profit of $107,765 for the same quarter in 1998, an improvement of $333,901, or 308%. The increase in net income for the first six months and second quarter is indicative of the improvement in results of operations more than offsetting increased interest charges to finance growth through acquisitions.



                         Liquidity and Capital Resources

Due principally to changes in accounts receivable and accounts payable, cash flow from operations showed a slight decline for the first six months of the fiscal year 1999 compared to the corresponding fiscal period in 1998. The net cash inflow decreased to $222,717 from $299,084, for those respective periods, a decline of 26%. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquisition of operating assets needed to accommodate the growth of the business, and debt repayment. These requirements may result in future net cash outflows on a seasonal basis.

As of May 1, 1999, the Company had working capital of $2,952,995 compared to $735,000 on October 31, 1998. The increase in working capital of $2,217,995 reflects, primarily, increased accounts receivable and cash generated from operations. Scheduled debt repayments from the financing of acquisitions and resulting integration costs and capital expansion continues to be a significant use of cash for the Company. As of June 7, 1999 the Company had borrowed $2,282,000 from the working capital portion of its line of credit with First Union Bank compared to $844,000 of the line at the beginning of the fiscal year. The maximum amount available to borrow under this facility is $3,000,000. All of the First Union borrowings are under one facility and divided into separate working capital and acquisition segments. The Company pays a fixed interest rate of 8.29% on most of the outstanding loan balance and LIBOR plus 2.5% on the rest. The facility is secured by all the inventory, receivables and intangible assets of the Company and expires April 2003.

Although the Company has increased its cash usage over the last year, due to acquisitions, it anticipates that its working capital position will improve in future quarters and will be adequate to fund operations when supplemented by its operating line of credit. Future sales growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that this financing will be available. The Company is continuing to pursue an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources, stock and its existing bank line of credit.

Year 2000 Readiness Disclosure
         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the Year 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

         State of Readiness. The Company has assessed its state of readiness for dealing with the Year 2000 problem. It has investigated its information technology ("IT") systems and non-information technology ("NIT") systems for readiness, and has ascertained that some remediation will be necessary. With respect to IT systems, the Company is currently completing certain internal hardware and software upgrades. With respect to NIT systems, among other things, the Company has examined its production equipment for Year 2000 readiness and believes that they are compliant. In addition, the Company continues to request information on the Year 2000 readiness and contingency plans of its customers, suppliers, bankers and other third parties to assess the potential risks to the Company. The Company is currently tabulating the response results and following up with vendors that have not responded or have provided unsatisfactory responses. Along with the readiness and contingency plans of the above named group the Company is also seeking written certifications from such third parties as to their Year 2000 compliance. However, there can be no assurance that such certifications will be obtained. Moreover, even if such certifications are obtained, the Company will not be able to independently verify that such third parties are, in fact, Year 2000 compliant.

         Costs. The Company does not anticipate incurring any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. A number of computer hardware and software upgrades would have been necessary even in the absence the Year 2000 situation, in order to achieve maximum cost savings and other efficiencies from recent acquisitions.

         Risks. Although the Company's assessment of its Year 2000 exposure is not yet complete, the Company, at this time, does not expect the Year 2000 problem to create a material disruption in the Company's business or have a material financial impact on its operations. In general, the Company does not rely on electronic technology to produce or distribute its product. In addition, the Company believes that is has sufficient time, resources and expertise to accomplish the hardware and software upgrades that will be necessary.

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

         Contingency Plans. The Company is continuing to develop its Year 2000 contingency plans to address any critical risks that may be identified. The Company is communicating with its external customers, suppliers, bankers and other third parties to determine their Year 2000 contingency plans and to coordinate, to the extent possible, with such plans. As the Company is still quantifying and qualifying the issues relating to its customers and vendors it is not in the position yet to finalize its contingency plans. However, the Company will quantify their potential impact and complete the development of the contingency plans as more information becomes available.

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

      Exhibit               Description
      Number


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


Dated:            June 15, 1999
                  Randolph, Vermont




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