Form 10-Q
period 1999-07-31
VERMONT PURE HOLDINGS LTD
filed 1999-09-14
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 1999
                           Commission File No. 1-11254

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

                  Yes        X                                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  Class                                      September 9, 1999

Common Stock, $.001 Par Value                                10,289,758

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX
                                                                    Page Number
Part I - Financial Information

     Item 1.           Financial Statements

                       Consolidated Balance Sheet as of
                       July 31, 1999 (unaudited) and
                       October 31, 1998                               3

                       Consolidated  Statement of Operations
                       (unaudited) for the Nine Months and Three
                       Months ended July 31, 1999 and
                       July 25, 1998                                  4

                       Consolidated Statement of Cash Flows
                       (unaudited) for the Nine Months ended
                       July 31, 1999 and July 25, 1998                5

                       Notes to Consolidated Financial Statements
                       (unaudited)                                    6

     Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operation                                      7 - 9

     Item 3.           Quantitative and Qualitative Disclosure about
                       Market Risk                                    9

Part II - Other Information                                          10 - 12

     Item 1.           Legal Proceedings

     Item 2.           Changes in Securities

     Item 3.           Defaults upon Senior Securities

     Item 4.           Submission of Matters to a Vote of Security Holders

     Item 5.           Other Information

     Item 6.           Exhibits and Reports on Form 8-K

Signature                                                            13



Exhibit Index                                                        10 - 12

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           July 31                               October 31,
                                                                            1999                                    1998
                                                                   -------------------------               -------------------------
                                                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $              1,508,725                $                161,271
     Accounts receivable                                                          4,744,098                               3,069,699
     Inventory                                                                    1,671,854                               1,843,927
     Current portion of deferred tax asset                                          330,000                                 330,000
     Other current assets                                                           519,547                                 222,970
                                                                   -------------------------               -------------------------
     TOTAL CURRENT ASSETS                                                         8,774,224                               5,627,867
                                                                   -------------------------               -------------------------
PROPERTY AND EQUIPMENT - net of accumulated depreciation                         11,678,227                               9,174,063
                                                                   -------------------------               -------------------------
OTHER ASSETS:
     Intangible assets - net of accumulated amortization                          9,426,820                               9,595,915
     Deferred tax asset                                                           1,661,000                               1,661,000
     Other assets                                                                   139,498                                 114,658
                                                                   -------------------------               -------------------------
     TOTAL OTHER ASSETS                                                          11,227,318                              11,371,573
                                                                   -------------------------               -------------------------
TOTAL ASSETS                                                       $             31,679,769                $             26,173,503
                                                                   =========================               =========================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $              2,368,738                $              3,007,630
     Current portion of customer deposits                                            74,896                                  58,360
     Accrued expenses                                                             1,430,898                               1,104,871
     Current portion of long term debt                                              309,705                                 601,570
     Current portion of obligations under capital lease                             149,138                                 119,995
                                                                   -------------------------               -------------------------
     TOTAL CURRENT LIABILITIES                                                    4,333,375                               4,892,426

     Long term debt                                                               1,761,283                               1,428,807
     Long term obligations under capital lease                                      288,973                                 210,203
     Line of credit                                                              12,544,793                               8,783,793
     Long term portion of customer deposits                                       1,175,107                                 893,145
                                                                   -------------------------               -------------------------
     TOTAL LIABILITIES                                                           20,103,531                              16,208,374
                                                                   -------------------------               -------------------------
STOCKHOLDERS' EQUITY:
     Common stock - $.001 par value, 50,000,000                                      10,280                                  10,288
     authorized shares, 10,279,758 issued
     shares at July 31, 1999 and 10,287,187
     issued shares at October 31, 1998.
     Paid in capital                                                             23,167,368                              23,080,049
     Accumulated deficit                                                        (11,432,660)                            (12,956,458)
     Treasury stock, at cost, 50,000 shares                                        (168,750)                               (168,750)
                                                                   -------------------------               -------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  11,576,238                               9,965,129
                                                                   -------------------------               -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             31,679,769                $             26,173,503
                                                                   =========================               =========================

                 See Notes to Consolidated Financial Statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Nine Months Ended                   Three Months Ended
                                                      -----------------------------------  -----------------------------------
                                                           July 31,           July 25,         July 31,          July 25,
                                                             1999              1998              1999              1998
                                                      ----------------   ----------------  ----------------   ----------------
                                                                   (unaudited)                        (unaudited)
SALES                                                 $    23,112,438    $    19,717,417   $     9,432,119    $     9,155,404

COST OF GOODS SOLD                                          8,666,220          7,907,932         3,682,347          3,447,622
                                                      ----------------   ----------------  ----------------   ----------------
GROSS PROFIT                                               14,446,218         11,809,485         5,749,772          5,707,782
                                                      ----------------   --------------    ----------------   ----------------
OPERATING EXPENSES:
  Selling, general and administrative expense               9,364,321          7,155,741         3,511,264          2,784,268
  Advertising expenses                                      2,366,258          2,887,685           818,407          1,407,505
  Amortization                                                450,199            436,948           146,773            174,267
                                                      ----------------   ----------------  ----------------   ----------------
TOTAL OPERATING EXPENSES                                   12,180,778         10,480,374         4,476,444          4,366,040
                                                      ----------------   ----------------  ----------------   ----------------
PROFIT (LOSS) FROM OPERATIONS                               2,265,440          1,329,111         1,273,328          1,341,742
                                                      ----------------   ----------------  ----------------   ----------------
OTHER INCOME (EXPENSE):
  Interest - net                                             (753,752)          (574,526)         (272,436)          (228,746)
  Miscellaneous                                                12,110             17,045            12,110             15,521
                                                      ----------------   ----------------  ----------------   ----------------
TOTAL OTHER INCOME (EXPENSE)                                 (741,642)          (557,481)         (260,326)          (213,225)
                                                      ----------------   ----------------  ----------------   ----------------
NET INCOME (LOSS)                                     $     1,523,798    $       771,630   $     1,013,002    $     1,128,517
                                                      ================   ================  ================   ================
NET INCOME  (LOSS) PER SHARE - BASIC                  $          0.15    $          0.08   $          0.10    $          0.11
NET INCOME  (LOSS) PER SHARE - DILUTED                $          0.14    $          0.07   $          0.09    $          0.10
                                                      ================   ================  ================   ================
Weighted Average Shares Used in Computation - Basic        10,255,917          10,240,294       10,259,758         10,284,633
Weighted Average Shares Used in Computation - Diluted      10,816,068          11,021,476       10,758,862         11,044,279
                                                      ================   ================  ================   ================



                 See Notes to Consolidated Financial Statements
                                       4

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 Nine months ended
                                                                                ----------------------------------------------------
                                                                                       July 31,                    July 25,
                                                                                         1999                        1998
                                                                                ------------------------    ------------------------
                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit/(loss)                                                          $             1,523,798     $               771,630
     Adjustments to reconcile net income(loss) to net cash provided by operating activities:
       Depreciation                                                                           1,021,115                     747,292
       Amortization                                                                             450,199                     436,948
       (Gain) loss on disposal of property and equipment                                                                      7,100

     Changes in assets and liabilities (net of effect of acquisitions):
       (Increase) Decrease in accounts receivable                                            (1,469,336)                 (1,729,996)
       (Increase) Decrease in inventory                                                         319,330                    (718,518)
       (Increase) Decrease in other current assets                                             (296,577)                    190,191
       (Increase) Decrease in other  assets                                                     144,255                     262,414
       (Decrease) Increase in accounts payable                                                 (638,892)                  1,943,987
       (Decrease) Increase in customer deposits                                                 298,498                     245,328
       (Decrease) Increase in accrued expenses                                                  326,027                     148,552
                                                                                ------------------------    ------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,678,416                   2,304,928
                                                                                ------------------------    ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES (net of effect of acquisitions):
     Purchase of property, plant and equipment                                               (1,839,615)                 (1,792,544)
     Cash used for acquistions                                                                 (339,665)                 (3,927,899)
                                                                                ------------------------    ------------------------
CASH USED IN INVESTING ACTIVITIES                                                            (2,179,280)                 (5,720,443)
                                                                                ------------------------    ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (paydown) of line of credit                                                     1,966,642                     879,855
     Proceeds from debt                                                                         479,895                  10,419,756
     Principal payment of debt                                                                 (635,939)                 (7,606,826)
     Sale of common stock                                                                        37,720                      10,950
                                                                                ------------------------    ------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,848,318                   3,703,735
                                                                                ------------------------    ------------------------
NET INCREASE (DECREASE) IN CASH                                                               1,347,454                     288,220

CASH - Beginning of period                                                                      161,271                      93,808
                                                                                ------------------------    ------------------------
CASH  - End of period                                                           $             1,508,725     $               382,028
                                                                                ========================    ========================

Cash paid for interest                                                          $               753,752     $               574,526
                                                                                ========================    ========================
NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases                                    $               131,913     $                87,115
                                                                                ========================    ========================

                 See Notes to Consolidated Financial Statements

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

3.       LINE OF CREDIT

         As of July 31, 1999 the Company's unused working capital line of credit was $529,000. On that date the Company's unused acquisition line of credit was $1,926,207.


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

                              Results of Operations

Sales - Sales for the first nine months of fiscal year 1999 were $23,112,438, an increase of $3,395,021 or 17% over the sales of $19,717,417 for the corresponding period last year. Sales for the third quarter of fiscal year 1999 were $9,432,119, an increase of $276,715 or 3% over sales of $9,155,404 for the corresponding period last year. Excluding sales attributable to the acquisitions in the nine and three months ending July 31, 1999, sales increased approximately 14% and 2%, respectively, over the corresponding periods last year.

Sales for retail-size products increased $449,851 or 4%, for the nine months of fiscal year 1999 compared to the corresponding period a year ago. Sales decreased $645,202 or 11%, for the third quarter of fiscal 1999 compared to the corresponding period a year ago. The decrease was a result of a decline in average selling prices, which is indicative of the competitive marketplace.
Average selling prices for the nine and three months ending July 31, 1999 were down 13% and 20%, respectively for the corresponding periods from the previous year. This decline was partially offset by a decrease in advertising and promotional expenses.

Sales of products in the home and office delivery category increased $2,945,170 or 37 %, for the first nine months of fiscal year 1999 compared to the corresponding period of the prior year. Sales for the category increased $921,917 or 28%, for the third quarter of fiscal year 1999 compared to the corresponding period of the prior year. Exclusive of acquisitions, sales of home and office related products increased approximately 12% and 13% for nine months and third quarter of fiscal 1999, respectively.

Cost of Goods Sold - For the first nine months of fiscal 1999, Cost of Goods Sold was $8,666,220 compared to $7,907,932 for the same period in fiscal year 1998 resulting in gross profits of $14,446,218 or 63% of sales, and $11,809,485 or 60% of sales, for the respective periods. For the third quarter, Cost of Goods Sold was $3,682,347 compared to $3,447,622 for the same period in fiscal 1998 resulting in gross profits of $5,749,772 or 61% of sales, and $5,707,782 or 62% of sales, for the respective periods. The increase in gross profit for the respective nine and three month periods was due to an increase in sales volume which resulted in a lower cost per unit. The slight decrease in the gross profit percentage of sales in the third quarter was due to a lower average selling price of retail sized products. The Company's sales continued to be skewed toward higher margin home and office sales. Raw material pricing increased slightly throughout the first three quarters of 1999. The Company's PET bottle prices are dependent on the market costs of resin, and the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first nine months of fiscal year 1999 compared to the corresponding period in fiscal year 1998, total operating expenses were $12,180,778 and $10,480,374, an increase of $1,700,404 or 16%. For the third quarter, operating expenses were $4,476,444 in 1999 compared to $4,366,040 in 1998, this was an increase of 3%. Selling, general and administrative expenses increased by $2,208,580 or 31%, for the first nine months of fiscal 1999 and $726,996 or 26% for the third quarter of fiscal 1999. The increase in these costs was primarily due to the addition of the operating costs of acquired businesses as well as to support internal sales growth. The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. Advertising and promotional expense decreased $521,427 and $589,098 during the nine and three month periods during 1999, respectively, over the corresponding periods last year. These decreases are related primarily to the Company using different distribution channels that require less promotional support. Advertising expense was relatively unchanged period to period. The sales growth rate exceeded the rate of growth in promotional expenses. However, given the competitive nature of the industry, the Company anticipates that it may continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales.


Profit From Operations - Profit from operations for the first nine months of fiscal 1999 was $2,265,440 as compared to gain of $1,329,111 for the corresponding period last year, an improvement of $936,329. Profit from operations for the third quarter of fiscal 1999 was $1,273,328 as compared to $1,341,742 for the corresponding period last year, a decrease of $68,414. The decrease is attributable to the decline in average selling price combined with an increase in raw material costs. The Company plans to continue to create greater consumer awareness and to find alternate distribution channels for its retail product and expand its less seasonal home and office distribution business. In addition it plans to increase volume to further lower per unit costs. No assurance can be given that this plan will be successful.

Other Income/Expense - Net interest expense increased $179,226 or 31% and $43,690 or 19% for the first nine months and third quarter of fiscal year 1999, respectively, compared to the corresponding periods in fiscal year 1998. The increase in interest expense was a result of increased borrowing to fund operations and finance acquisitions through a bank line of credit.

Net Income/Loss- The Company's net profit for the first nine months of fiscal year 1999 was $1,523,798 compared to a net profit of $771,630 for the corresponding period last year, an improvement of $752,168 or 97%. The net profit for the third quarter of fiscal 1999 was $1,013,002 compared to a net profit of $1,128,517 for the same quarter in 1998, a decrease of $115,515 or 10%. This is partly attributable to the average price decline for retail sized products.

                         Liquidity and Capital Resources

Cash flow provided by operations was $1,678,416 compared to $2,304,928 for the same period last year. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquisition of operating assets needed to accommodate the growth of the business, and debt repayment. These requirements may result in future net cash outflows on a seasonal basis.

As of July 31, 1999, the Company had working capital of $4,440,849 compared to $735,441 on October 31, 1998. The increase in working capital of $3,705,408 reflects, primarily, increased accounts receivable and cash generated from operations and borrowing. Scheduled debt repayments from the financing of acquisitions and resulting integration costs and capital expansion continue to be a significant use of cash for the Company. As of September 7, 1999 the Company had borrowed $2,040,000 from the working capital portion of its line of credit with First Union Bank compared to $844,000 of the line at the beginning of the fiscal year. The maximum amount available to borrow under this facility is $3,000,000. All of the First Union borrowings are under one facility and divided into separate working capital and acquisition segments. The Company pays a fixed interest rate of 8.29% on most of the outstanding loan balance and LIBOR plus 2.5% on the rest. The facility is secured by all the inventory, receivables and intangible assets of the Company and expires April 2003. The Company is currently exploring increasing its credit facilities.

Although the Company has increased its cash balance over the last year, it anticipates that its working capital position will improve further in future periods and will be adequate to fund operations when supplemented by its operating line of credit. Future growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that this financing will be available. The Company is continuing to pursue an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources, stock and its existing bank line of credit.

Year 2000 Readiness Disclosure
         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the Year 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

         State of Readiness. The Company has assessed its state of readiness for dealing with the Year 2000 problem. It has investigated its information technology ("IT") systems and non-information technology ("NIT") systems for readiness and some remediation was necessary. With respect to IT systems, the Company is currently completing certain internal hardware and software upgrades. These upgrades will be completed and tested by December 1, 1999. With respect to NIT systems, among other things, the Company has examined its production equipment for Year 2000 readiness and believes that they are compliant. In addition, the Company continues to request information on the Year 2000 readiness and contingency plans of its customers, suppliers, bankers and other third parties. Along with the readiness and contingency plans of the above named group the Company is also seeking written certifications from such third parties as to their Year 2000 compliance. The Company has received compliance confirmation from the majority of its critical vendors and customers. The Company is seeking alternate vendors to act as a backup for those vendors that have not responded to our compliance requests. Even though the Company continues to request certifications, there can be no assurance that such certifications will be obtained. Moreover, even if such certifications are obtained, the Company will not be able to independently verify that such third parties are, in fact, Year 2000 compliant.

         Costs. The Company will not incur any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. A number of computer hardware and software upgrades would have been necessary even in the absence the Year 2000 situation, in order to achieve maximum cost savings and other efficiencies from recent acquisitions.

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

         Contingency Plans. Our contingency plan is to have alternate vendors available to use should our current vendors have disruptive Y2K issues. However, there can be no assurance that these vendors will be able to substitute us in to their production on a timely basis.

         The foregoing Year 2000 capital disclosure constitutes a "Year 2000 readiness disclosure" under the Year 2000 Information and Readiness Disclosure Act.

PART I - Item 3.

Not applicable

PART II - Other Information



Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

(a)      None

(b)      None

None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         On June 15, 1999, the Company held its annual shareholders meeting at 1:30 p.m. at the Sheraton Conference Center in South Burlington, Vermont. There were three matters of business requiring shareholder vote, election of directors, approval the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan, and to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 20,000,000 to 50,000,000.

         Concerning the election of directors, a total of votes were cast and the following directors were elected to one year terms with the corresponding vote tally:


                                         "For"                  "Withheld"
Frank G. McDougall                     8,429,703                     7,850
Timothy G. Fallon                      8,429,703                     7,850
Robert C. Getchell                     8,429,703                     7,850
David R. Preston                       8,429,703                     7,850
Norman E. Rickard                      8,429,703                     7,850
Beat Schlagenhauf                      8,429,703                     7,850
Richard S. Worth                       8,429,703                     7,850
Phillip Davidowitz                     8,429,703                     7,850

         Concerning the approval of the Vermont Pure Holdings, Ltd. 1999 Employee Stock Purchase Plan, 8,373,558 shares were voted "for", 51,595 shares "against", and 12,400 abstained.

         Concerning the approval to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 20,000,000 to 50,000,000, 8,274,581 shares were "for", 146,872
"against", and 16,100 abstained.


Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

 Exhibit                 Description
 Number
3.1                     Amended and Restated Certificate of Incorporation of Registrant dated January 12, 1994.  (Incorporated by reference from Exhibit 3.3 of Form 10-KSB for fiscal year ended October 30, 1993 - File No. 1-11254.)

3.2                     Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated June 15, 1999.

3.3                     By-Laws of Registrant. (Incorporated by reference from Exhibit 3.4 of Registration Statement 33-46382.)

3.4                     Amendment to By-Laws of Registrant Adopted March 26, 1997. (Incorporated by reference from Exhibit 3.3 of
                        Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

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

10.23                   Asset Purchase Agreement between Vermont Pure Holdings, Ltd. And Sagamon Springs, Inc. relating to the purchase certain assets and liabilities dated January 31, 1998. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the Quarter ended Apri

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

10.28                   Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8,
                        1998. (Incorporated by reference from Exhibit 10.6 of the report on Form 10-QSB for the Quarter ended April
                        25, 1998.
                                       12

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:          September 10, 1999
                Randolph, Vermont




                                      VERMONT PURE HOLDINGS, LTD.




                                      By: /s/ Bruce S. MacDonald
                                              Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                                   Financial Officer)

Exhibit 3.2
                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                           VERMONT PURE HOLDINGS, LTD.



         Vermont Pure Holdings, Ltd., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

         FIRST: That the Board of Directors of said corporation has adopted resolutions proposing and declaring advisable that the Restated Certificate of Incorporation of the Corporation be amended and that such amendment be submitted to the stockholders of the Corporation for their consideration, as follows:

                  That the Company's Restated Certificate of Incorporation, as amended to date, be further amended by deleting in its entirety the first sentence of Article 4 thereof and replacing said first sentence with the following sentence:

                  "The total number of shares of capital stock which the Corporation shall have authority to issue is Fifty Million Five Hundred Thousand (50,500,000) shares, of which Fifty Million (50,000,000) shares will be Common Stock, par value $.001 per share, and Five Hundred Thousand (500,000) shares shall be Preferred Stock, par value $.001 per share", it being understood that the other provisions of said Article 4 shall be and remain unchanged.

         SECOND:           That the aforesaid amendment was duly adopted in
accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, said corporation has caused this Certificate to be signed by Timothy Fallon, its President, this 15th day of June, 1999.



                                                 /s/ Timothy Fallon
                                                     Timothy  Fallon, President