Form 10-K
period 1999-10-31
VERMONT PURE HOLDINGS LTD
filed 2000-01-28
CIK 885040

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 30, 1999
                  or

[ ]     Transition  report  pursuant to Section 13 or 15(d) of the  Securities
         Exchange  Act of 1934 for the  transition  period from _____ to_______

                         Commission File Number 1-11254

                           VERMONT PURE HOLDINGS, LTD.

                 (Exact name of business issuer in its charter)


               DELAWARE                                  06-1325376
     (State or other jurisdiction of      I.R.S. Employer Identification Number
     incorporation or organization)

    P.O. BOX C, ROUTE 66, CATAMOUNT INDUSTRIAL PARK, RANDOLPH, VERMONT 05060
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (802) 728-3600

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.001 per share

                                (Title of Class)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The Issuer's revenues for the most recent fiscal year were $31,396,375.

Based on the last sale at the close of business on January 15, 2000, the aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer was approximately $ 30,171,820.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, was 10,289,758 on January 19, 2000.

Transitional Small Business Disclosure Format (check one):  Yes []  No [X]

ITEM 1.  BUSINESS.

         The Company bottles, markets and distributes natural spring water under the "Vermont Pure" and "Hidden Spring" brands to the retail consumer and home/office markets. The Company sells its products primarily in New England, New York and New Jersey as well as Mid-Atlantic and Mid-Western states and the northern Virginia, Washington, D.C., Baltimore metropolitian area.

INDUSTRY BACKGROUND

         Bottled water has been and continues to be a fast growing segment of the beverage industry. According to studies prepared by the Beverage Marketing Corporation, total bottled water consumption in the United States more than quadrupled from 1980 to 1998. Annual consumption increased from 2.8 gallons per capita in 1980 to 13.9 gallons per capita in 1998, and it is projected to reach
14.2 gallons per capita by the year 2000. Since 1991, bottled water per capita consumption has grown by over 44% or almost 4 gallons. Bottled water volume in the United States has grown significantly, increasing from the approximately 1.1 billion gallons in 1984 to approximately 3.8 billion gallons in 1998; from approximately $1.3 billion in sales in 1984 to over $4.3 billion in 1998. The studies show that bottled water is the fastest growing beverage category in the industry.

         The bottled water market may be divided into two distinct categories: non-sparkling (still or non-carbonated water) which accounts for approximately 91% of bottled water sales and sparkling (carbonated) which accounts for approximately 9% of bottled water sales. Non-sparkling water picked up over 98% of incremental gain since 1990. All of the Company's natural spring water products are in the non-sparkling category.

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

COMPANY BACKGROUND

         Incorporated in Delaware in 1990, the Company acquired the business of Vermont's Hidden Spring, Inc., a local Vermont bottled water company, in July 1991. The assets included one spring on 1.7 acres of land, a 10,000 square foot office facility and bottling plant in Randolph, Vermont and the "Vermont's
Hidden Spring" brand. Since that acquisition, the Company has acquired additional springs on approximately 65 acres of land and built a second office, bottling and warehouse facility of 32,000 square feet in Randolph, Vermont. This facility is currently being expanded to approximately 71,000 square feet.

         Immediately after the acquisition of the business of Vermont's Hidden Spring, Inc., the Company developed a new brand under the label, "Vermont Pure." The Vermont Pure brand is positioned as a premium brand for the general consumer market with a wide distribution in supermarkets, convenience stores and other consumer outlets, as well as in home and office markets. The Company has focused on distributing the Vermont Pure brand in the New England, New York, New Jersey and Mid-Atlantic regions since 1991, and more recently the Company has expanded its distribution into the Northern Virginia - Washington, D.C. - Baltimore metropolitan and the Northern Mid-Western markets.

         The Company retained its original product tradename, "Vermont's Hidden Spring," and subsequently modified it to "Hidden Spring". The Company currently markets this brand to essentially the same types of markets as the Vermont Pure brand. It also actively uses trademarks and brands that it has acquired through acquisitions including Happy Spring Water (TM), Excelsior Spring Water (TM), Vermont Natural's(TM) and Coffee Time of Vermont. The Company considers its trademarks, trade names and brand identities to be very important to its competitive position, and defends its brands vigorously. See "Competition" below.

         Because the home/office bottled water distribution market is a fragmented yet well established part of the bottled water market and generates margins and cash flows that compare favorably with consumer bottled water, the Company has since the mid-1990's sought to expand home/office distribution in its home market of Vermont and more recently developed and expanded its share of the Northern New York and Northern New England home/office markets. In May 1996, the Company through its wholly owned subsidiary, Vermont Pure Springs Inc. ("Springs"), purchased certain assets of the spring water division of Happy Ice Corporation used in the bottling, sale and distribution of spring water in three and five gallon bottles, the sale of a variety of coffee, tea and hot beverage supplies for home and office customers. In addition, Springs assumed a lease for a distribution warehouse in Buffalo, New York. The market and distribution area for these products is in Buffalo, Syracuse, Rochester and Western New York.

         The Company has continued a strategy of incremental growth by acquisition in fiscal 1997, 1998, and 1999. In March 1997, the Company purchased certain assets and assumed selected liabilities of the home/office business of Greatwater Refreshment Services, Inc., based in upstate New York. In July 1997, the Company acquired A.M. Fridays, Inc., a home/office distributor of bottled water, coffee, and vending services, with warehouse distribution based in Manchester, New Hampshire and Shelton, Connecticut. The Company believes this acquisition has facilitated its expansion into northern Massachusetts. In August 1997, the Company purchased the stock of Excelsior Springs Water Company, Inc., a home and commercial bottled water and coffee distributor in the Albany, Saratoga Springs and Plattsburgh, New York markets.

         During fiscal 1998, the Company acquired the worldwide trademark and distribution rights for AKVA Icelandic bottled spring water, absorbing the United States distribution of AKVA into its existing operations in December 1997. In January 1998, the Company acquired the assets of Vermont Coffee Time, Inc. of Williston, Vermont. Vermont Coffee Time, which had total sales of $1.5 million in 1997, delivers Green Mountain Coffee and spring water to offices and homes in Vermont and parts of upstate New York and New Hampshire. In May, Vermont Pure acquired the home and office delivery assets of Perrier Group of America in the Albany, New York market. Perrier's sales in this market at the time of the acquisition were about $2 million annually. The Company also completed four small acquisitions of home and office customer bases with combined sales of about $500,000 annually.

         Continuing with this strategy during fiscal 1999, the Company acquired the stock of Adirondack Coffee Services, Inc., which had 1998 annual sales of approximately $1.5 million. Adirondack Coffee serviced home and office customers primarily in the Albany, New York and Rutland, Vermont areas. During fiscal 1999, the Company also completed 8 small acquisitions of home and office customer bases with sales aggregating at approximately $800,000. In all cases, the acquisitions of the home and office businesses were absorbed into the Company's existing operations in the respective market area.

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

DESCRIPTION OF WATER SOURCES

         The primary sources of the natural spring water used by the Company are springs located at the Company's properties in Randolph and Tinmouth, Vermont, and a spring owned by a third party in Stockbridge, Vermont, that is subject to a water supply contract in favor of the Company.

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

         In addition to drawing water from its own springs, the Company purchases bulk quantities of water from natural springs owned or operated by non-affiliated entities. All of such springs are approved sources for natural spring water. See "Government Regulation". During fiscal 1999 and 1998, purchases of spring water from a non-affiliated source in Vermont amounted to approximately half of the Company's usage of spring water. The Company is actively exploring the acquisition of additional spring sources that would enable it to reduce its reliance on third-party springs.

         The Company has for several years purchased spring water from an unaffiliated source in Stockbridge, Vermont. Until late 1999, the Company had no contract with respect to this source. Commencing in November 1999, the Company has obtained a 50-year water supply contract to purchase, on a first priority basis, up to 5,000,000 gallons per month from the spring owner. For additional information, see Item 5, "Market for Common Equity and Related Stockholder Matters." Because this amount is well in excess of the Company's current needs and within the apparent capacity of the spring, the Company believes it can readily meet its bulk water supply needs for the foreseeable future. However, if this supplier's spring source were no longer an approved source for natural spring water by reason of contamination or otherwise, then, unless the Company could find adequate amounts of bulk spring water from other suppliers or sources, the Company's business would likely be materially adversely affected by an interruption in supply. The Company believes that it could find adequate supplies of bulk spring water from other sources, but that it might suffer inventory shortages or inefficiencies, such as increased purchase or transport costs, in obtaining such supplies.

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

PRODUCTS

         The Company's natural spring water is sold under the Vermont Pure and Hidden Spring brands and is packaged in various bottle sizes ranging from 8 ounces to 1.5 liters and is sold in single units and plastic rings of six and eight bottles. These are sold in twelve pack and twenty four pack cases, depending on the market to which the product is targeted. In recent years, sales indicate that the most preferred container sizes are "single serve" sizes" - 750 ml and .5 liter. The Company uses a sports cap on various product sizes to create interest and add extra value. Consumer sizes are bottled in clear PET (polyethylene terephthalate) recyclable bottles which is perceived in the marketplace as a high quality package. The home/office natural spring water products are sold in three and five gallon bottles. The Company rents water coolers to dispense the bottled water from. These coolers are available in cold, warm and/or hot temperature configurations. In conjunction with the home/office accounts, the Company also distributes a variety of coffee, tea and other hot beverage products and related supplies. The Company rents or supplies multi burner coffee machines to customers. In addition, the Company supplies whole beans and coffee grinders for fresh ground coffee as well as cappuccino machines to restaurants.

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

         The Company has focused its consumer product marketing and sales activities in the eastern and mid-western United States. The Company currently distributes its products in the New England, New York, New Jersey, Mid-Atlantic and Northern Mid-Western states and the Northern Virginia - Washington, D.C. - Baltimore metropolitan area.

         The Company's home/office sales are generated and serviced using directly operated facilities, Company employees and vehicles as well as Company designated distributors. The Company generally uses the Vermont Pure brand for this market and maintains distribution routes in its various market areas.

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

         The Company distributes its Vermont Pure brand with a number of distributors. The Company is obligated to supply the distributors with their requirements of the Vermont Pure brand at established prices.

         The Company made a significant change to its distribution network effective in April 1999 when it terminated its relationship with Coca-Cola Enterprises, Inc. ("CCE"), a long-time distributor. CCE had been a significant customer of the Company for several years, with sales to CCE, expressed as a percentage of total sales, equal to 16%, 30% and 31% in fiscal years 1999, 1998 and 1997, respectively. Early in calendar 1999, the Company concluded that it was highly likely that Coca Cola USA would market its own brand of purified water in the relatively near future, and that CCE would probably distribute that brand. To alleviate the uncertainty and disruption to its distribution network that would accompany any ill-timed decision by CCE not to distribute Vermont Pure water, the Company decided to terminate its relationship with CCE in early spring of 1999. This provided the Company with an opportunity to establish alternative distribution systems in areas served by CCE, and to do so before the warm summer months when sales volumes rise sharply. Coca Cola USA subsequently introduced Dasani, Coca Cola's brand of purified water, which is distributed by CCE.

         Although sales of the Company's retail PET products declined in fiscal year 1999, in part due to distribution factors, management believes that the timing of its decision to terminate the Company's relationship with CCE helped to minimize the disruption and inefficiencies that inevitably follow a significant change in distribution. Although it was necessary for the Company to use several smaller distributors to replace CCE, the Company believes that it has taken steps to solidify and improve its distribution system and that it is in a better position than if it had left the timing of the matter to CCE. The continuing growth of the Company's home and office business also lessened the adverse effects of changing this part of the Company's retail PET distribution system.

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

         The Company markets and distributes its water directly to homes and offices in five and three gallon reusable bottles. These products are distributed from Company operated warehouses and vehicles by employees throughout Northern New York and New England. Deliveries are made to customers on a regularly scheduled basis. Water coolers, coffee brewers, coffee and other products related to these lines are also distributed on the routes. The Company also sells its Hidden Spring consumer products on these lines to homes, offices and retail outlets. The Company utilizes a network of outside distributors to distribute the Company's water and ancillary products. The Company does not own any of the assets or employ any of the personnel involved with the distribution of the water in these areas.

         The Company ships its consumer products from its bottling facilities in Randolph, Vermont by common carrier either directly to beverage distributors, retail outlets or to authorized warehouses for later distribution to beverage distributors and retail outlets. Storage is charged on a per pallet basis and transportation costs vary according to the distance of the shipment.

         The Company employs a sales force of 27 persons for retail and home/office sales. The Company's sales personnel act as liaison between distributors/customers and the Company for ordering product, facilitating distribution, servicing retail outlets, home/office customers and warehouse distribution. Sales personnel actively seek to expand the number of retail outlets, distributors, offices, and homes purchasing the Company's products.

CONTRACT PACKAGING

         The Company performs private label contract packaging of its natural spring water for distributors of other brands of bottled water and grocery store chains for house brands. The Company also packs five gallon home and office containers for third parties. Contract packaging is very price competitive and typically is performed under short-term arrangements. The Company seeks opportunities for contract packaging for a variety of reasons, including the fact that it develops favorable relationships with retail chains.

SUPPLIES

         The Company does not manufacture any of the bottles or packaging in which its products are sold. The Company purchases all of its PET bottles and the plastic caps used thereon from major plastic bottle vendors. Because of the intense demand for this form of bottle, from time to time the Company has experienced delays in obtaining an adequate number of bottles. Moreover, in 1994 and 1995, the market for plastic bottles and corrugated packaging was volatile and had an adverse impact on the cost of goods sold at that time. In 1996, resin prices that dictate the cost of PET plastic dropped and industry capacity increased. Consequently, the Company's cost for plastic bottles dropped significantly and remained stable in 1997. During this period, the Company negotiated a three-year contract with a bottle supplier for all of its needs. In 1998, this agreement was extended through 2001. During 1999, the Company experienced two price increases due to the cost of resin rising. The bottles supplied under the contract for many of its raw materials are priced by reference to the market price of resin. Notwithstanding its contracts, the Company may experience market instability with respect to raw material supplies. No assurance can be given that the Company will be able to obtain the supplies it requires on a timely basis or that the Company will be able to obtain them at prices that allow it to maintain the profit margin it has had in the past. Any raw material disruption or price increase may result in an adverse impact on the financial condition and prospects for the Company.

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

         More recently, the trend has been toward the development of national brands of natural spring water. Dominating the national market are The Perrier Group of America, Inc. (whose brands include Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Great Bear, Deer Park, Ice Mountain and Zephyrhills Natural Spring Water) and Great Brands of Europe (whose brands include Evian Natural Spring Water and Dannon Natural Spring Water). Perrier is owned by Nestle. In addition, there are many other strong regional brands, such as Naya, Crystal Geyser and Sparkletts. Coca-Cola Bottling Company is distributing its own brand of purified water under the Dasani trademark. The Pepsi-Cola Company distributes a brand of bottled spring water under the Avalon label and is now selling a purified drinking water under the Aquafina trademark. Consumers may also choose home water purification systems in lieu of drinking spring water, or may choose to drink beverages other than spring waters, such as soft drinks, coffee, juices, beer and wine.

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

TRADEMARKS

         The Company sells its natural spring water products under the trade names Vermont Pure Natural Spring Water, Hidden Spring, Excelsior Spring Water, Happy Spring Water and Vermont Naturals. The Company's labels which include these trade names are registered with the United States Patent and Trademark Office.

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

         The Company also must meet state regulations in a variety of areas. The Department of Health of the State of Vermont regulates water products for purity, safety and labeling claims. Bottled water sold in Vermont must originate from an "approved source." The water source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. The water and the source of the water is subject to an annual "compliance monitoring test" by the State of Vermont. In addition the Company's bottling facilities are inspected by the Department of Health of the State of Vermont.

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

EMPLOYEES

         As of January 19, 2000, the Company had 179 full-time employees and 12 part-time employees. None of the employees belongs to a labor union. The Company believes that its relations with its employees are good.

         The Company relies to a great degree on the combined efforts of its executive officers, Timothy G. Fallon, its President and Chief Executive Officer, and Bruce S. MacDonald, its Chief Financial Officer and Treasurer, for its day to day management and strategic direction. Both of these officers have signed employment agreements with the Company that extend to November 1, 2001.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company owns office, bottling and warehouse properties and natural springs in Randolph, Vermont. It also owns a spring and recharge acreage in Sharon Springs, New York. The Company currently does not intend to use this spring. The Company rents on a monthly basis an office in an office suite in While Plains, New York.

         The Company rents warehouse space in different locations from time to time for the purpose of the trans-shipment of its bottled water products to its distributors and retailers. This space is rented on a per pallet basis.

         As part of the Company's acquisitions in 1997, 1998 and 1999, it has entered into or assumed various lease agreements for properties used as distribution points and office space for it's home and office service. The following table summarizes these arrangements:

LOCATION                   LEASE EXPIRATION    SQ. FT.   ANNUAL RENT
--------------             ----------------    -------   -----------
Williston, VT ..........   July, 2003            8,500   $ 53,380
Wilmington, MA .........   October, 2003        10,670   $ 82,159
Rochester, NY ..........   July, 2003            8,000   $ 24,000
Buffalo, NY ............   October, 2000         6,760   $ 44,616
Syracuse, NY ...........   April, 2000           3,500   $ 25,200
Halfmoon, NY ...........   April, 2008          22,500   $118,125
Plattsburgh, NY ........   August, 2004          3,640   $ 20,568
Shelton, CT ............   month to month        5,200   $ 32,422
White River Junction, Vt   March, 2004           3,275   $ 16,211




         The Company is currently expanding its PET bottling plant to accommodate increased bottling operations and to gain the efficiencies of internal warehouse space. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 3.  LEGAL PROCEEDINGS.

                  In connection with its purchase of certain loan documents, the Company, as creditor-plaintiff, filed three lawsuits during the first quarter of fiscal year 2000 to enforce its rights under those loan documents. These suits were settled favorably to the Company on December 1, 1999. For additional information, see Item 5, "Market for Common Equity and Related Stockholder Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbols "VPS". The table below indicates the range of the high and low prices of the Common Stock as reported by AMEX. Prior to May 18, 1999 the Company traded its common stock on the Nasdaq SmallCap Market under the symbols "VPUR".

                                                               HIGH       LOW
                                                              -------   --------
  FISCAL YEAR ENDED OCTOBER 25, 1997
-------------------------------------
           First Quarter ...................................   3 1/8     1 11/16
           Second Quarter ..................................   2 13/16   1 7/8
           Third Quarter ...................................   2 1/2     1 3/4
           Fourth Quarter ..................................   4 3/4     2 1/8

  FISCAL YEAR ENDED OCTOBER 31, 1998
-------------------------------------
           First Quarter ...................................   4 9/16    3 13/16
           Second Quarter ..................................   5 7/16    3 5/8
           Third Quarter ...................................   4 7/8     3 7/8
           Fourth Quarter ..................................   4 1/2     2 3/4


FISCAL YEAR ENDED OCTOBER 30, 1999
-------------------------------------
         First Quarter .....................................   4 13/16   3 1/8
         Second Quarter ....................................   4 1/2     3 3/16
         Third Quarter .....................................   3 7/8     3 3/16
         Fourth Quarter ....................................   3 5/8     2 5/8

         The last reported sale price of the Common Stock on the American Stock Exchange on January 19, 2000 was $2.9375.

         The Company had 216 record owners of the Common Stock as of January 19, 2000. As of that date, the Company believes that there were in excess of 1,500 beneficial holders of the Common Stock.

         No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company has adopted a policy of cash preservation for future use in the business.

SECURITIES SOLD AND EXEMPTION FROM REGISTRATION CLAIMED.

         On October 1, 1999, the Company issued its $975,000 non-interest bearing Convertible Debenture due September 30, 2001 (the "Debenture") to Marcon Capital Corporation ("Marcon"). The transaction was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) thereof.

CONSIDERATION.

         In consideration for the issuance of the Debenture, Marcon transferred to the Company all of its rights under various loan documents, including related collateral. The loan documents pertained to a loan by Marcon to an affiliate (the "Affiliate") of the owner (the "Spring Owner") of the Company's largest spring water source. The collateral included a mortgage and security interests on the spring site and associated equipment; a guaranty by the Spring Owner in favor of Marcon; a water supply contract in favor of Marcon; the right to buy an equity ownership position in the Affiliate; and other rights. As a result of this transaction, the Company became a creditor of the Spring Owner and the Affiliate in the amount of approximately $905,000. The purpose of the transaction was to minimize the possible adverse effect on the Company's water supply due to defaults by the Spring Owner and the Affiliate in their obligations to Marcon.

         Following its purchase of Marcon's position, the Company, as creditor, attempted to negotiate with the Spring Owner and the Affiliate to resolve the matter. When that failed, the Company advised the Spring Owner and the Affiliate that it was exercising its rights to take possession of the water supply contract and acquire an equity interest in the Affiliate. The Spring Owner and the Affiliate then attempted to repudiate the Company's rights under the water supply contract. The Company filed three different lawsuits to enforce its rights: a foreclosure action (Vermont Pure Holdings, Ltd. v. Pristine Mountain Springs, Inc., et al., Windsor County Superior Court, Vermont, filed October 22,
1999) and actions for equitable and injunctive relief (Vermont Pure Holdings, Ltd. v. Pristine Mountain Springs, Inc., Amsource LLC and Ronald Colton, Windsor County Superior Court, Vermont, filed November 17, 1999, and Vermont Pure Holdings, Ltd. v. Pristine Mountain Springs, Inc., Amsource LLC, Ronald Colton, et al., Sullivan County Superior Court, New Hampshire, filed November 16, 1999).

         These matters were settled by arbitration on December 1, 1999. As part of the settlement, the Spring Owner, the Affiliate and others paid to the Company $1,270,000 and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. As amended, the 50-year water supply contract provides that the Company and the Affiliate shall each have the right to purchase, on a first priority basis, up to 5,000,000 gallons per month from the Spring Owner.

TERMS OF CONVERSION OR EXERCISE.

The Debenture may not be prepaid, redeemed or repurchased without the prior written consent of the holder. The holder may convert the Debenture at any time into shares of the Company's Common Stock at a conversion price equal to 85% of the average closing price of the Common Stock during the 20 business days prior to conversion. If the Debenture is not sooner converted, it shall, subject to the satisfaction of various conditions, be automatically converted into Common Stock on the maturity date, September 30, 2001.

         ITEM 6.  SELECTED FINANCIAL DATA

                                                              Fiscal Years Ended

                                               October 30,     October 31,    October 27,    October 26,     October 28,
                                                   1999           1998           1997           1996            1995
Net sales .................................   $ 31,396,375   $ 29,169,185   $ 17,685,442   $ 11,878,829    $  8,517,470

Net Income (loss) .........................   $  3,398,641   $  2,858,750   $  1,067,395   $ (1,267,331)   $ (2,804,101)

Net Income (loss) per share - diluted .....   $        .31   $        .26   $        .11   $       (.13)   $       (.30)

Total assets ..............................   $ 33,834,230   $ 26,173,503   $ 16,546,766   $  9,971,394    $  9,266,544

Long term obligations .....................   $ 13,733,268   $ 10,422,803   $  5,739,889   $  2,878,353    $  1,882,154


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects", "will continue", "is anticipated",
"estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

RESULTS OF OPERATIONS

         YEAR ENDED OCTOBER 30, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

         Sales for 1999 were  $31,396,000  compared to $29,169,000  for 1998, an increase of $2,227,000 or 8%. 1999 sales attributable to acquisitions made during the year were $2,137,000, which represented 7 percentage points of the overall 8 point increase. Excluding revenues attributable to acquisitions, sales for 1999 net of acquisitions were $29,259,000. The Company's revenue growth trend was slowed primarily due to the Company terminating its distribution agreement with its largest distributor which resulted in some loss of sales revenue as new distributors were brought on line. For discussion of this action, See "Business - Marketing Distribution and Sales." The Company's 1 percentage point (1999 over 1998) increase in sales, net of acquisitions, was accounted for by increases in the following distribution channels: 6 points for Hidden Spring, 5 points for private label and 6 points for home/office. These were mostly offset by the 16 point decrease in retail size Vermont Pure, a direct result of the change in distribution networks. Due to the fact that the Company operates on a "52-53 week" reporting year, 1999 had 52 weeks of sales while 1998 had 53 weeks of sales.

         Sales of the Company's retail-size products were $15,996,000 in 1999, a decrease of 8% compared to 1998, when sales of these products were $17,455,000. The sales decline is partially attributable to the termination of the Company's agreement with its largest distributor and deccreased average selling prices. Year to year average selling price per case was down 28%. Vermont Pure brand sales decreased 34% compared to 1998. Hidden Spring brand sales were up 89% for the year, due to continued growth through market expansion in secondary distribution channels. During the year, the Company increased the number of private label customers that it packs for, resulting in an 83% increase in sales for these products.

         Sales for the home and office delivery category of the business increased in 1999 to $15,400,000 from $11,714,000 in 1998, an increase of $3,686,000 or 31%. In addition to internal growth, the Company continued to expand its home and office distribution through acquisitions. New sales attributable to acquisitions in 1999 were $2,137,000. Net of acquisitions, home/office sales increased 13% in 1999. The increase in internal growth in existing market areas is a result of strong market growth for bottled water, in general, and greater brand awareness.

         Cost of goods sold for 1999 were $11,742,000 or 37% of sales, compared to $11,550,000, or 40% of sales, for 1998. The decrease in cost of goods sold as a percentage of sales compared to the prior year is partially attributable to lower bottling costs as a result of higher production volumes and more efficient production, and an increase in home and office distribution, which has better margins. The Company's mix of sales continued to skew more toward product for home and office delivery- to 49% in 1999 from 40% in 1998, in large part the result of acquisitions. The home and office category is characterized by lower bottling costs because of larger sizes and re-fillable bottles. As a result, the gross profit was higher in 1999, $19,654,000 or 63% of sales, than in 1998 when it was $17,619,000, or 60% of sales.

         Total operating expenses increased to $17,019,000 in 1999 from $15,555,000 in 1998, an increase of $1,464,000, or 9%. Of these amounts, selling, general and administrative expenses were $13,149,000 and $10,235,000 for 1999 and 1998, respectively, an increase of $2,914,000, or 28%. The increase in selling, general and administrative expenses was due to increased personnel, rent and lease expenses needed to grow the business as well as expenses associated with the businesses acquired in 1999. Advertising expenses decreased to $3,258,000 in 1999 from $4,702,000 in 1998, a decrease of $1,444,000, or 31%.
The decrease is related primarily to the Company's use of different distribution channels that require less promotional support. However, given the competitive nature of the industry, the Company anticipates that it is likely to continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. Amortization expense decreased slightly to $612,000 in 1999 from $617,000 in 1998, a decrease of $5,000.

         Profit from operations in 1999 was $2,635,000 compared to $2,065,000 for 1998, an increase of $570,000. Net interest expense increased to $1,030,000 in 1999 from $755,000 in 1998, an increase of $275,000. The increase was a result of greater amounts borrowed during the period primarily related to acquisitions. The improvement in profit before income taxes to $1,605,000 in 1999 from $1,412,000 in 1998 was the result of increased sales and decreased manufacturing and operating costs, on a per unit basis.

         Net income of  $3,399,000  in 1999  compared to  $2,859,000 in 1998, an improvement of $540,000. The Company recorded a tax benefit of $1,793,000 in 1999 compared to $1,447,000 in 1998. This benefit reflects a partial recognition of the Company's total available deferred tax assets of approximately $4.6 million at October 30, 1999, based on an evaluation of likely utilization. If the Company continues to be profitable, the remaining $832,000 of unrecorded deferred tax benefits will be available for recognition in future years. No assurance can be given that the Company will be profitable in the future and that these tax benefits will actually be used. Based on the weighted number of shares of common stock outstanding of 10,279,377 during 1999 and 10,248,389 during 1998, the basic net income per share was $.33 and $.28 per share, respectively. Based on the weighted number of shares of diluted common stock outstanding of 10,790,722 and 10,927,025 for the same respective periods, the diluted net income per share was $.31 per share in 1999 and $.26 per share in 1998.

         YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 25, 1997

         Sales for 1998 were  $29,169,000  compared to $17,685,000  for 1997, an increase of $11,484,000 or 65%. 1998 sales attributable to acquisitions made during the year were $5,305,000, which represented 30 percentage points of the overall 65 point increase. Excluding revenues attributable to acquisitions, sales for 1998 net of acquisitions were $23,864,000. Average selling price per case was unchanged. The Company's 35 percentage point (1998 over 1997) increase in sales, net of acquisitions, was accounted for by increases in the following distribution channels: 17 percentage points for retail size Vermont Pure, 4 points for Hidden Spring, 4 points for Private Label, 8 points for home/office and 2 points from other sources. In addition, the Company operates on a "52-53 week" reporting year. Sales and other financial results were favorably affected by the 1998 fiscal year having 53 weeks compared to 52 weeks for 1997 and 1996.

         Sales of the Company's retail-size products were $17,455,000 in 1998, an increase of 41% over 1997, when sales of these products were $12,375,000. The Vermont Pure brand continued to grow in its core markets, particularly the metropolitan New York City area. Total sales for this brand increased 33% over 1997. Sales for the Hidden Spring brand, up 53% for the year, continued to grow through market expansion in secondary distribution channels. The Company increased the number of private label customers that it packs for, resulting in a 79% increase in sales for these products.

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

         Profit from operations in 1998 was $2,065,000 compared to $838,000 for 1997, an increase of $1,227,000. Net interest expense increased to $755,000 in 1998 from $368,000 in 1997, an increase of $387,000. The increase was a result of greater amounts borrowed during the period primarily related to the acquisitions.The improvement in profit before income taxes to $1,412,000 in 1998 from $523,000 in 1997 was the result of increased sales and decreased manufacturing and operating costs, on a per unit basis.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 30, 1999, the Company had working capital of $3,028,000. This represents an increase of $2,293,000 from the $735,000 of working capital on October 31, 1998. The increase in working capital primarily reflects a PET inventory buildup to accommodate summer demand as well as the prepayment of the new home and office computer system and a building expansion in Randolph, Vermont. When these two projects are finished they will be capitalized.

         In April, 1998 the Company entered into a five (5) year revolving credit line with CoreStates Bank, N.A. (now First Union National Bank) in order to borrow up to $15 million under certain terms and conditions. The purpose of this loan is for permitted (under the agreement) acquisitions and capital expenditures, working capital and consolidation of debt. Under the agreement and supplemental instruments the Company is required to pay interest monthly at a rate of LIBOR plus 2.5%, currently approximately 8.4%. The line of credit is contingent upon the Company continuing to meet certain loan covenants that are customary for credit facilities of this type. On October 30, 1999 the Company was entitled to borrow up to $3 million for operating working capital and the balance for acquisitions under the agreement. At October 30, 1999 the Company had borrowed $2.0 million on the operating portion and $9.7 million on the acquisition portion of the line. The Company has signed a letter of intent with First Union National Bank to increase the line of credit to $25 million. Of the $25 million, $4.3 million will be allocated to a letter of credit to underwrite a new bond issue for the Randolph, Vermont building expansion as well as new production equipment purchases. The Company believes that its working capital and access to available credit are adequate to fund its current day to day operations and that revenues will continue to cover operating and capital expenses and debt repayment in the 2000 fiscal year. However, there can be no assurance that this will be the case.

         Cash flow from operations was $876,000 for the fiscal year ended October 30, 1999 as compared to $2,806,000 in the fiscal year ended October 31, 1998, a decrease of $1,930,000. Operating cash usage was up due primarily to a planned inventory build up. Cash flows from investing activities had a net outflow of approximately $4,746,000, with $2,024,000 expended for acquisitions and $2,775,000 expended for property, plant and equipment being the primary uses. Financing activities provided a net cash inflow of $4,076,000, Proceeds from debt, proceeds from line of credit and the exercise of stock options were $3,743,000 and 1,025,000 and $88,000 respectively. These borrowings were slightly offset by principal payment of debt of $780,000.

         At October 30, 1999, the Company has recorded a deferred tax asset of $3,793,000. Based on current levels of profitability, the realization of such deferred tax asset would take approximately four more years.

         In addition to the bank debt associated with its recent acquisitions, the Company financed certain of these transactions with notes to the sellers. As of October 30, 1999, these notes had an unpaid balance of $1,335,000. The notes are at interest rates ranging from 8% to 10% and are being repaid through August 2004.

         The Company anticipates that it will spend approximately $6.3 million for capital items in fiscal 2000 to maintain and continue to grow its business. The Company believes that it will have adequate resources available from internal cashflow and existing debt instruments to fund its capital plan. The Company has begun the expansion of its facility in Randolph, Vermont. The cost of this expansion, including a new high speed bottling line, is approximately $4.3 million. The expansion is being funded through a combination of debt and working capital. The remaining $2 million consists of fixed assets, which include water coolers, coffee machines and 5 gallon water bottles for the Home/Office segment of the business.

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

YEAR 2000 READINESS DISCLOSURE

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the January 1, 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

         The Company has experienced no problems or issues relating to the Y2K problem as of the date of this report. We will gain more confidence that this issue will not impede our business once we have gone through a transaction cycle with every customer and vendor. We anticipate that this cycle should be complete, for the most part, by the end of our first fiscal quarter in the year 2000.

         We will maintain our contingency plans until we are satisfied that the business will not be impacted by the possibility of a Y2K problem.

         The foregoing Year 2000 capital disclosure constitutes a "Year 2000 readiness disclosure" under the Year 2000 Information and Readiness Disclosure Act.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the resin prices for PET bottles).

INTEREST RATE RISKS

         At October 30, 1999 the Company had $11,689,792 of long term debt subject to variable interest rates. Under the revolving line of credit agreement with First Union National Bank the Company currently pays interest at a rate of LIBOR plus 2.5%. A hypothetical 100 basis increase in the LIBOR rate would result in an additional $116,898 of interest expense on an annualized basis.

COMMODITY PRICE RISKS

         Although the Company has yearly contracts with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from where PET is derived. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Since inception, the Company has not changed accountants and has had no disagreement on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

         Financials statements and their footnotes are set forth on pages F-1 through F-18


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information concerning each director and executive officer of the Company:

NAME                       AGE       POSITION

Timothy G. Fallon          45        Chief Executive Officer, President and
                                     Chairman of the Board
Phillip Davidowitz         67        Director
Robert C. Getchell         51        Director
Frank G. McDougall         49        Director
David R. Preston           59        Director
Norman E. Rickard          63        Director
Beat Schlagenhauf          48        Director
Richard Worth              50        Director
Bruce S. MacDonald         41        Chief Financial Officer and Secretary

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

      FRANK G. MCDOUGALL, JR. has been a director since June 1994 and was chairman of the board from November 1994 through March 1998. From January 1995 to December 1997, Mr. McDougall was a part-time employee of the Company. From December 1993 until January 1995 and since January 1998, Mr. McDougall has acted as a consultant to the Company in the areas of management and government relations and regulation through Frank McDougall & Associates, a company he founded in October 1993. Since March 1996, Mr. McDougall has been the Director of Corporate and Government Relations for the Dartmouth Hitchcock Medical Center and the Hitchcock Clinic. From July 1990 to October 1993, Mr. McDougall was the Secretary of the Agency of Development and Community Affairs of the State of Vermont. In March 1997, Mr. McDougall was appointed to the Vermont Board of Education.

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

      NORMAN E. RICKARD has been a director of the Company since May 1995. Mr. Rickard, who is retired, was the President of Xerox Document Services Group of Xerox Corporation and a Corporate Senior Vice President. Mr. Rickard was employed by Xerox Corporation from 1967 in various capacities, including President of Xerox Business Services, Director of Business Effectiveness, Director of the Worldwide Strategic Manufacturing Project, Director of Staff Operations and Vice President of Quality. He is also currently a director of National Alliance of Business, Optical Dynamic Corporation and Health Now.

      BEAT SCHLAGENHAUF has been a director of the Company since July 1993. Mr. Schlagenhauf has been a principal of Schlagenhauf & Partners, a portfolio management company in Zurich, Switzerland, for more than the past thirteen years.

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

      BRUCE S. MACDONALD has been Chief Financial Officer and Treasurer of the Company since May 1993, during 1999 he was assigned the additional responsibility of Chief Operating Officer. From 1987 to May 1993, Mr. MacDonald was Controller of Cabot Cooperative Creamery Incorporated.

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

         Based Solely on its review of the copies of such forms received by it the Company believes that with respect to the Company's fiscal year ended October 30, 1999, all filings and reports were made on time and no such event went unreported.

ITEM 11. EXECUTIVE COMPENSATION.

      The following tables show (1) the cash compensation paid by the Company, as well as certain other compensation paid or accrued, to the Chief Executive Officer and Chief Financial Officer of the Company for the fiscal years ended
October 25, 1997, October 31, 1998,and October 30, 1999 (2) information reporting options granted to the Chief Executive Officer and the Chief Financial Officer during the fiscal year ended October 30,1999, and (3) information regarding the value of all options granted to the Chief Executive Officer and Chief Financial Officer at the end of the fiscal year ended October 30, 1999. The Company has no other executive officers.


                                            SUMMARY COMPENSATION TABLE

                                      FISCAL  ANNUAL COMPENSATION       LONG TERM COMPENSATION
       NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS         OPTIONS/     ALL OTHER
                                                 ($)       ($)         (# SHARES)  COMPENSATION ($)
Timothy G. Fallon ...................   1999   $186,400   $195,000           -0-      $ 14,740
Chief Executive Officer and President   1998   $186,400   $202,500           -0-      $  4,240
                                        1997   $184,000   $150,000       690,000(1)   $  5,278

Bruce S. MacDonald ..................   1999   $ 85,000   $ 75,000           -0-      $  8,612
Chief Financial Officer and Treasurer   1998   $ 85,000   $ 55,000        30,000      $  3,937
                                        1997   $ 75,000   $ 30,000       101,000(2)   $  4,204

(1) This amount under "Options" includes 440,000 options with an exercise price per share of $2.50 issued in replacement for 400,000 options with an exercise price of $2.25 per share, a net increase of 40,000 options, and 250,000 options granted with an exercise price per share of $2.50. The amount under "All Other Compensation" represents a car allowance and life and disability insurance expenses.

(2) This amount under "Options" includes 51,000 options with an exercise price per share issued of $2.50 issued in replacement for 45,000 options with a weighted average exercise price of $2.58 per share, a net increase of 6,000 options, and 50,000 options granted with an exercise price per share of $2.50. The amount under "All Other Compensation" represents car and disability insurance allowances.

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

     The executive officers named in the preceding summary compensation table were not granted options or shares during the fiscal year ended October 30, 1999.

                                                       AGGREGATE YEAR-END OPTION VALUES

                                       NUMBER OF UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN-THE-MONEY
                                           AT FISCAL YEAR-END (#)          OPTIONS AT FISCAL YEAR-END ($)(1)

               NAME                    EXERCISABLE      UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE

Timothy G. Fallon                        570,000           150,000            $178,410            $46,950
Chief Executive Officer and
President

Bruce S. MacDonald, Chief                91,000             50,000             $29,153             $9,390
Financial Officer and Treasurer
----------------------------------------------------------------------------------------------------------------

(1) As of October 30, 1999, the closing price per share of Common Stock was $2.813 on the American Stock Exchange.



     EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     In October 1997, the Company executed an employment  agreement with Timothy
G. Fallon which has an effective date of November 1, 1997 and expires November 1, 2001. This agreement was amended during October 1999 but still expires on November 1, 2001. Pursuant to the agreement, which replaced a prior agreement dated November 4, 1994, Mr. Fallon acts as the Chief Executive Officer and President of the Company. His annual base salary is $205,000, which is reviewed annually by the board. The Company provides Mr. Fallon with an automobile and disability insurance allowance. If his employment is terminated without cause (including a deemed termination by reason of a "Change of Control", as defined), Mr. Fallon is entitled to receive life and health insurance benefits together with severance payments equal to 1.0 times his annual base salary plus $150,000 payable over 12 months if such termination occurs in fiscal years 2000 through 2001. In each case, Mr. Fallon will be subject to a period of non-competition equal to the greater of 12 months or the period during which severance is paid. No benefits are due if Mr. Fallon's employment is terminated for "cause", as defined.

     In addition to bonus payments disclosed above that were paid to him with respect to fiscal 1999, Mr. Fallon is entitled to incentive bonuses based upon the achievement of certain performance goals of the Company for fiscal years 2000 and 2001. For fiscal years 2000 and 2001, his incentive compensation will include payments of $75,000 for meeting Board approved target sales and $75,000 for meeting Board approved target EBITDA, again with greater or lesser payments (non-cumulative) for achieving targets within specified ranges above or below budget. Mr. Fallon is also entitled to receive special bonuses if the Company achieves sales of $40,000,000 or $50,000,000 during fiscal year October 2000 or October 2001. These bonuses are, respectively, $25,000 and $50,000. These bonuses are cumulative and may be earned in the same fiscal year. If the Company can maintain or exceed a $5.00 per share stock price for 54 out of 60 consecutive trading days during the period November 1, 1999 through October 31, 2001 Mr. Fallon will receive a special bonus of $50,000.

     On and as of November 1, 1997, the Company entered into an employment agreement with Bruce S. MacDonald which expires November 1, 2001. Pursuant to the agreement, Mr. MacDonald acts as the Chief Financial Officer and Treasurer of the Company. His annual base salary is $100,000, to be reviewed annually by the board. The Company provides Mr. MacDonald with automobile and disability insurance allowances. If his employment is terminated without cause (including a deemed termination by reason of a "Change of Control", as defined), Mr.
MacDonald is entitled to receive life and health insurance benefits together with severance payments equal to 1.0 times his annual base salary plus $50,000 payable over 12 months if such termination occurs in fiscal years 2000 through 2001. In each case, Mr. MacDonald will be subject to a period of non-competition equal to the greater of 12 months or the period during which severance is paid. No benefits are due if Mr. MacDonald's employment is terminated for "Cause", as defined.

     In addition to the bonus payments disclosed above that were paid to him with respect to fiscal 1999, Mr. MacDonald is entitled to incentive bonuses based upon the achievement of certain performance goals of the Company for fiscal years 2000 to 2001. Mr. MacDonald's incentive compensation for each of these years is $50,000 for meeting Board approved target EBITDA, with greater or lesser payments (non-cumulative) for meeting EBITDA targets within specified ranges.

     Effective November 1, 1999, the Company entered into a consulting agreement with Frank G. McDougall, Jr., a director of the Company, through Frank McDougall & Associates for a term of one year. Pursuant to that agreement, Mr. McDougall provides consulting services to the Company in the area of government relations and regulations. Mr. McDougall was paid an initial fee of $10,000 on November 1, 1999 and receives $1,000 per month from the Company in exchange for providing consulting services. As part of this agreement, Mr. McDougall has waived all compensation as a director.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company do not receive any fees for attending Board meetings. Directors who are not employees of the Company receive $7,500 each year, $3,750 payable on July 1 and $3,750 payable on January 1, provided the directors participate in 80% or more of the meetings of the Board for the six months prior to the July 1 and January 1 payment dates, and $750 for each meeting of the Board attended. In addition, the Board voted in September 1998 to automatically issue 5,000 common stock options to each outside director at the beginning of each fiscal year. Such stock option issuance to directors are limited to 105,000 options in total.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table and accompanying footnotes on the following pages set forth certain information as of January 19, 2000 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company (iii) the Company's Chief Executive Officer and Chief Financial Officer, and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons). The Company has no other executive officers. Shares of Common Stock issuable upon exercise of options and warrants which are currently exercisable or exercisable within 60 days of the date of this table have been included in the following table.

                                         AMOUNT AND
                                   NATURE OF BENEFICIAL      PERCENTAGE OF
                                        OWNERSHIP       OUTSTANDING SHARES OWNED
OWNER'S NAME AND ADDRESS

TIMOTHY G. FALLON .................     570,000(2)                  5.3%
Route 66, Catamount Industrial Park
Randolph, VT 05060

Robert C. Getchell ................      67,000(3)                   .6%

Frank G. McDougall, Jr ............      82,000(1)                   .8%

David R. Preston ..................      71,000(4)                   .7%

Norman E. Rickard .................      67,000(5)                   .6%

Beat Schlagenhauf .................      67,000(1)                   .6%

Richard Worth .....................      67,000(6)                   .6%

M. Dolores Paoli ..................     947,600(7)                  8.8%
41 BERMUDA ROAD
Westport, CT 06880

BRUCE S. MACDONALD ................      91,000(1)                   .8%

Phillip Davidowitz ................      15,000(1)                   .1%

All Officers and Directors
AS A GROUP (9 INDIVIDUALS) ........   1,097,000(8)                 10.2%


----------------------------------------------------- --------------------------

(1)    Represents shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(2)    Includes 568,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(3)    Includes 62,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(4)    Includes 69,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(5)    Includes 65,000 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(6)    Includes 59,500 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

(7)    Includes  687,000 shares own by Ms. Paoli directly,  135,100 shares owned by Condor  Ventures,  Inc.,  a business of which
       Ms.  Paoli's  husband is President,  and 125,000 shares issuable  pursuant to an outstanding stock option held by Condor
       Ventures.

(8)    Includes 1,078,500 shares of Common Stock issuable pursuant to outstanding stock options exercisable within 60 days of the date of this table.

EMPLOYEE STOCK PURCHASE PLAN

       The Company has an employee stock purchase plan under section 423 of the Internal Revenue Service code in which participating employees may utilize payroll deductions to purchase chares of the Company's common stock at a discount from fair market value. The plan is expected to commence April, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                     None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

3.2       Amendment of Certificate of Incorporation of Registrant dated June 15,
          1999.

3.3 By-Laws of Registrant. (Incorporated by reference from Exhibit 3.4 of Registration Statement 33-46382.)

3.4       Amendment   to  By-Laws  of   Registrant   Adopted   March  26,  1997.
          (Incorporated by reference from Exhibit 3.3 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.1* Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 1996. (Incorporated by reference from Exhibit
          10.1 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.2* Amendment to the November 1, 1996 Employment Agreement between the Registrant and Timothy G. Fallon. Dated November 1, 1999.

10.3* Employment Agreement between the Registrant and Bruce S. MacDonald dated as of November 1, 1997. (Incorporated by reference from Exhibit
          10.2 of Form 10-KSB for fiscal year ended October 25, 1999 - File No. 1-11254.)

10.4*     Stock   Option   Agreement   between   Registrant   and  Mr.   Fallon.
          (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

10.5      1993 Performance Equity Plan.  (Incorporated by reference from Exhibit
          10.9 of Registration Statement 33-72940.)

10.6 Stock Purchase Agreement between Springs and Carolyn Howard relating to the acquisition of A.M. Fridays, Inc. dated July 16, 1997. (Incorporated by reference from Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended July 26, 1997.)

10.7 Stock Purchase Agreement between the Registrant and David Eger dated August 27, 1997 relating to Excelsior Spring Water Co. ("Excelsior"). (Incorporated by reference from Exhibit 10.1 of the Report on Form 8-K dated September 11, 1997.)

10.8 Promissory Note from the Registrant to Mr. Eger in the principal amount of $503,000. (Incorporated by reference from Exhibit 10.2 of the Report on Form 8-K dated September 11, 1997.)

10.9 Form of Note Purchase Agreement between the Registrant and certain note holders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.3 of the Report on Form 8-K dated September 11, 1997.)

10.10 Form of Stock Purchase Agreement between the Registrant and certain stockholders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated September 11, 1997.)

10.11 Schedule of Stock and Note Purchase Agreement information dated August 27, 1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.7 of the Report on Form 8-K dated September 11, 1997.)

10.12 Consulting Agreement between the Registrant and Corporate Investors Network, Inc. dated December 1, 1996. (Incorporated by reference from
          Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.13 Warrant Agreement between the Registrant and Eugene F. Malone dated December 1, 1996. (Incorporated by reference from Exhibit 10.2 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.14 1998 Incentive and Non-Statutory Stock Option Plan (Incorporated by reference to Appendix A of the Registrant 1998 Proxy Statement.)

10.15 Asset Purchase Agreement between Vermont Pure Holding, Ltd. and Vermont Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.16 Promissory Note Between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.2 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.17 Security Agreement between Vermont Pure Springs, Inc. and Vermont Pure Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.3 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.18 Consulting Agreement between Amy Berger and Vermont Pure Holdings, Ltd. dated January 5, 1998. (Incorporated by reference from Exhibit
          10.4 of the report on Form  10-QSB for the Quarter  ended  January 24,
          1998).

10.19 Non Compete Agreement of Fred Beauchamp and Jim Creed between Vermont Pure Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from Exhibit 10.5 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.20 Loan and Security Agreement Between Vermont Pure Springs, Inc. and CoreStates Bank, N.A. dated April 8, 1998. (Incorporated by reference from Exhibit 10.6 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.21 Amended Loan and Security Agreement between Vermont Pure Springs, Inc and First Union National Bank (formerly CoreStates Bank, N.A.) dated January 20, 1999. 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the Registrant 1999 Proxy Statement.)

10.22 Stock Purchase Agreement between the Registrant, Paul Hayes and Michael Hayes dated July 27, 1999 relating to Adirondack Coffee Services, Inc.

10.23 Promissory Note dated July 27, 1999 from the Registrant to Mr. Hayes in the Principal 10.24 amount of $303,734.00 10.25 Amended and Restated Spring Water Licenses and Supply Agreement between Registrant and Pristine Mountain Springs of Vermont, Inc and Amsource, LLC dated April 13, 1999.

10.24 Promissory Note dated July 27, 1999 from the Registrant to Mr. Hayes in the Principal amount of $303,734.00.

10.25 Amended and Restated Wpring Water Licenses and Supply Agreement between Registrant and Pristine Mountian Springs of Vermont, Inc and Amsource, LLC dated April 13,1999

10.26 Loan Purchase Agreement to spring source dated September 30, 1999 between the Registrant and Marcon Capital Corporation.

10.27 Convertible Debenture Agreement dated September 30, 1999 between the Registrant and Marcon Capital Corporation in the amount of $975,000.

22 Subsidiaries are incorporated by reference from Exhibit 22 of Form 10KSB for fiscal year ended October 31, 1998, File No. 1-11254.

23.1      Consent of Independent Auditors

27        Financial Data Schedule

         *  Relates to compensation Reports on Form 8-K

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

                           VERMONT PURE HOLDINGS, LTD.

                             BY:/S/ TIMOTHY G. FALLON
Dated: January 28, 2000             Timothy G.  Fallon, Chief Executive Officer,
                                    President,  and Chairman of the Board of
                                    Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                  TITLE                        DATE

/S/ TIMOTHY G. FALLON        Chief Executive Officer,        January 28, 2000
Timothy G. Fallon            President, and Chairman
                             of the Board of Directors

/S/ PHILLIP DAVIDOWITZ       Director                        January 28, 2000
Phillip Davidowitz

/S/ ROBERT C. GETCHELL       Director                        January 28, 2000
Robert C. Getchell

/S/ FRANK G. MCDOUGALL, JR.  Director                        January 28, 2000
Frank G. McDougall, Jr.

/S/ DAVID R. PRESTON         Director                        January 28, 2000
David R. Preston

/S/ NORMAN E. RICKARD        Director                        January 28, 2000
Norman E. Rickard

/S/ BEAT SCHLAGENHAUF        Director                        January 28, 2000
Beat Schlagenhauf

/S/ RICHARD WORTH            Director                        January 28, 2000
Richard Worth

/S/ BRUCE S. MACDONALD       Chief Financial Officer         January 28, 2000
Bruce S. MacDonald           and Secretary

                     EXHIBITS TO VERMONT PURE HOLDINGS, LTD.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

Exhibit
NUMBER             DESCRIPTION


3.2       Amendment of Certificate of Incorporation of Registrant dated June 15,
          1999.

10.2 Amendment to the November 1, 1996 Employment Agreement between the Registrant and Timothy G. Fallon. Dated November 1, 1999.

10.21 Amended Loan and Security Agreement between Vermont Pure Springs, Inc. and First Union National Bank dated January 20, 1999.

10.23 Stock Purchase Agreement between the Registrant, Paul Hayes and Michael Hayes dated July 27, 1999 relating to Adirondack Coffee Services, Inc.


10.24 Promissory Note dated July 27, 1999 from the Registrant to Mr. Hayes in the Principal amount of $303,734.00

10.25 Amended and Restated Spring Water Licenses and Supply Agreement between Registrant and Pristine Mountain Springs of Vermont, Inc and Amsource, LLC dated April 13, 1999.

10.26 Loan Purchase Agreement to spring source dated September 30, 1999 between the Registrant and Marcon Capital Corporation.

10.27 Convertible Debenture Agreement dated September 30, 1999 between the Registrant and Marcon Capital Corporation in the amount of $975,000.

23.1     Consent of Independent Auditors


27      Financial Data Schedule