Form 10-Q
period 2000-01-29
VERMONT PURE HOLDINGS LTD
filed 2000-03-14
CIK 885040

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 29, 2000
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

                                                       Outstanding at
          CLASS                                        MARCH 7, 2000

Common Stock, $.001 Par Value                            10,289,758

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                  Page Number

Part I - Financial Information

     Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 January 29, 2000 (unaudited) and
                 October 30, 1999                                       4

                 Consolidated Statements of Operations
                 (unaudited) for the Three Months ended
                 January 29, 2000 and January 30, 1999                  5

                 Consolidated Statements of Cash Flows
                 (unaudited) for the Three Months ended
                 January 29, 2000 and January 30, 1999                  6

                 Notes to Consolidated Financial Statements
                 (unaudited)                                            7

     Item 2.     Management's  Discussion  and Analysis of
                 Financial  Condition and Results of
                 Operation                                            8 - 11

     Item 3.     Quantitative and Qualitative Disclosure about
                 Market Risk                                           12

Part II - Other Information

     Item 1.     Legal Proceedings                                     13

     Item 2.     Changes in Securities                                 13

     Item 3.     Defaults upon Senior Securities                       14

     Item 4.     Submission of Matters to a Vote of Security Holders   14

     Item 5.     Other Information                                     14

     Item 6.     Exhibits and Reports on Form 8-K                      14

     Signature                                                         18

     Exhibit Index                                                   13 -17

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 29,      October 30,
                                                                                 2000              1999
                                                                              ------------    -------------

                                     ASSETS

CURRENT ASSETS:
   Cash ...................................................................   $  1,112,919    $    367,018
   Accounts receivable ....................................................      3,488,943       3,525,238
   Notes receivable .......................................................           --           975,000
   Inventory ..............................................................      2,797,236       2,711,709
   Current portion of deferred tax asset ..................................        601,922         601,922
   Other current assets ...................................................      1,335,994         781,968
                                                                               ------------    ------------

     TOTAL CURRENT ASSETS ...............................................        9,337,014       8,962,855
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation .....................  11,261,074      11,122,258
                                                                               ------------    ------------


OTHER ASSETS:

   Intangible assets - net of accumulated amortization ....................     10,684,185      10,443,207
   Deferred tax asset .....................................................      3,182,914       3,182,914
   Other assets ...........................................................        130,037         122,996
                                                                               ------------    ------------

     TOTAL OTHER ASSETS ...................................................     13,997,136      13,749,117
                                                                               ------------    ------------

TOTAL ASSETS ..............................................................   $ 34,595,224    $ 33,834,230
                                                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................................   $  2,728,134    $  3,443,208
   Current portion of customer deposits ...................................         47,716          45,033
   Accrued expenses .......................................................        672,133         851,371
   Current portion of long term debt ......................................      1,457,876       1,414,930
   Current portion of obligations under capital leases ....................        169,668         180,589
                                                                               ------------    ------------

     TOTAL CURRENT LIABILITIES ............................................      5,075,527       5,935,131

   Long term debt .........................................................      1,516,821       1,663,893
   Long term obligations under capital leases .............................        352,310         379,583
   Line of credit .........................................................     13,500,000      11,689,792
   Long term portion of customer deposits .................................        765,630         684,334
                                                                               ------------    ------------

     TOTAL LIABILITIES ....................................................     21,210,288      20,352,733
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:

   Preferred stock - $.001 par value, 500,000 .............................           --              --
   authorized shares, none issued and outstanding
   shares at October 30, 1999

   Common stock - $.001 par value, 50,000,000 .............................         10,340          10,340
   authorized shares, 10,339,758 issued and outstanding
   shares at January 29, 2000 and 10,339,758 at
   October 30, 1999

   Paid in capital ........................................................     23,197,724      23,197,724
   Accumulated deficit ....................................................     (9,654,378)     (9,557,817)
   Treasury stock, at cost, 50,000 shares .................................       (168,750)       (168,750)
                                                                               ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY ...........................................     13,384,936      13,481,497
                                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 34,595,224    $ 33,834,230
                                                                               ============    ============

                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three months ended
                                                               -------------------------------
                                                                January 29,       January 30,
                                                                   2000              1999


SALES ......................................................   $  6,423,768    $  5,880,846
COST OF GOODS SOLD .........................................      2,311,370       2,031,014
                                                               ------------     ------------
GROSS PROFIT ...............................................      4,112,398       3,849,832
                                                               ------------     ------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                   3,521,629       2,716,990
   Advertising expenses .......................                     509,462         688,541
   Amortization ...............................                     166,635         151,614
                                                               ------------     ------------
TOTAL OPERATING EXPENSES ...................................      4,197,726       3,557,145
                                                               ------------     ------------
INCOME (LOSS) FROM OPERATIONS ..............................        (85,328)        292,687
                                                               ------------     ------------

OTHER INCOME (EXPENSE):
   Interest ...................................                    (278,713)       (221,557)
   Miscellaneous ..............................                     272,887            --
                                                                ------------    ------------

TOTAL OTHER INCOME (EXPENSE) ...............................         (5,826)       (221,557)
                                                               ------------    ------------

NET INCOME (LOSS) ..........................................   $    (91,154)   $     71,130
                                                               ------------    ------------

NET INCOME (LOSS) PER SHARE - BASIC ........................   $      (0.01)   $       0.01
                                                               ============    ============
NET INCOME (LOSS) PER SHARE - DILUTED ......................   $      (0.01)   $       0.01
                                                               ============    ============

Weighted Average Shares Used in Computation - Basic ........     10,289,758      10,250,901
                                                               ============    ============
Weighted Average Shares Used in Computation - Diluted ......     10,457,663      10,965,327
                                                               ============    ============

                 See notes to consolidated financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Three months ended
                                                                                              ----------------------------
                                                                                                 January 29,   January 30,
                                                                                                    2000         1999
                                                                                               =============  ============

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss) ......................................................................   $   (91,154)   $    71,130
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation .........................................................................       452,330        333,389
     Amortization .........................................................................       166,635        151,614
     (Gain) on settlement of note receivable ..............................................      (295,000)
     (Gain) loss on disposal of property and equipment ....................................        26,013        (13,117)

   Changes in assets and liabilities (net of effect of acquisitions):

     (Increase)  Decrease in accounts receivable ..........................................        36,295       (535,466)
     (Increase) Decrease in inventory .....................................................       (85,527)       194,950
     (Increase) in other current assets ...................................................      (554,026)      (234,074)
     (Increase) Decrease in other  assets .................................................        93,317        (62,053)
     (Decrease) in accounts payable .......................................................      (715,074)      (246,690)
     Increase in customer deposits ........................................................        93,979         53,840
     (Decrease) Increase in accrued expenses ..............................................      (179,238)       219,923
                                                                                                -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES .....................................................    (1,051,451)       (66,554)
                                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ..............................................      (435,829)      (550,553)
   Proceeds from sale of fixed assets .....................................................        13,125           --
   Collection of note receivable ..........................................................     1,270,000
   Cash used for acquistions ..............................................................      (625,000)      (132,090)
                                                                                                -----------    -----------
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES ..........................................       222,296       (682,643)
                                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of line of credit .............................................................     1,810,208      1,682,000
   Proceeds from debt .....................................................................      (114,433)          --
   Principal payment of debt ..............................................................      (120,719)      (518,055)
                                                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................................     1,575,056      1,163,945
                                                                                                -----------    -----------
NET INCREASE  IN CASH .....................................................................       745,901        414,748
CASH - Beginning of period ................................................................       367,018        161,271
                                                                                                -----------    -----------
CASH  - End of period .....................................................................   $ 1,112,919    $   576,019
                                                                                                ===========    ===========


Cash paid for interest ....................................................................   $   230,370    $   214,444
                                                                                                ===========    ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Equipment acquired under capital leases ................................................   $    72,135    $    31,113
                                                                                                ===========    ===========



                 See notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results have been determined on the basis of generally accepted accounting principles and practices applied consistently with the Form 10-K for the year ended October 30, 1999.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-K for the year ended October 30, 1999.


2.   LINE OF CREDIT

     The Company amended and restated its five year revolving credit agreement with First Union National Bank, on January 28, 2000. The revolving line of credit was increased to $25 Million from $15 million under the terms and conditions of the agreement. As of January 29, 2000, $13,500,000 had been borrowed against this facility.


3.   LEGAL PROCEEDINGS

     The Company reached a settlement on December 1, 1999 with its largest spring water source. As part of the settlement, the Spring Owner, the Affiliate and others paid to the Company $1,270,000 and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. This settlement was mostly offset by the Company issuing a $975,000 non-interest bearing convertible debenture that the Company issued to the original debtor of the Spring Owner and Affiliate.

4.   SUBSEQUENT EVENT

     In March 1999, Vermont Pure Holdings, Ltd. entered into distribution agree-ments with several Snapple distributors in order to replace a major customer. Effective March 1, 2000 the Company has modified its distribution agreements with three of these distributors. Effective on this date, Vermont Pure is the exclusive spring water carried by Mr. Natural Inc., Millrose Distributors, Inc. and Snapple of Long Island, Inc. The distribution area of these distributors is the greater metropolitan New York City area.

PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Company's Form 10-K for the year ended October 30, 1999.

                           FORWARD-LOOKING STATEMENTS

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects," "will continue," "is anticipated," "estimated,"
"project,"  or  "outlook"  or  similar  expressions  are  intended  to  identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing, and rising interest rates. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                              RESULTS OF OPERATIONS

SALES - Sales for the first three months of fiscal year 2000 were $6,424,000, an increase of $543,000 or 9% over sales of $5,881,000 for the corresponding period last year. Excluding sales attributable to acquisitions made subsequent to the first quarter of 1999, sales in the first three months of fiscal year 2000 were 2% over the corresponding period last year.

Sales for retail-size products decreased $ 484,000 or 18%, for the three months of fiscal year 2000 compared to the corresponding period a year ago. The sales decline is partially attributable to the termination of the Company's agreement with its largest distributor and decreased averageselling prices. Average selling  prices  for the three  months  ending  January  29,  2000 were down 23%
compared to the corresponding period from the previous year. Hidden Spring and Private Label revenues increased 290% and 33%, respectively, over the corresponding period last year. Vermont Pure brand sales decreased 51% compared to the corresponding period last year.

Sales for the home and office division increased $1,027,000 or 31%, for the first three months of fiscal year 2000 compared to the corresponding period of the prior year. Exclusive of acquisitions, sales of home and office related products increased approximately 13% the first quarter of fiscal 2000 compared to the same period last year. This is reflective of increased category growth and market expansion.

COST OF GOODS SOLD - For the first three months of fiscal 2000, Cost of Goods Sold was $2,311,000 compared to $2,031,000 for the same period in fiscal year 1999 resulting in gross profits of $4,112,000, or 64% of sales, and $3,850,000, or 65%, respectively. The increase in gross profit for the three month period was due to an increase in sales volume which resulted in a lower cost per unit. This had the effect of spreading the overhead burden over more units thereby lowering the average unit cost. In addition, the Company's sales continued to be skewed toward higher margin home and office sales.

OPERATING EXPENSES - For the first three months of fiscal year 2000 compared to the corresponding period in fiscal year 1999, total operating expenses were $4,198,000 and $3,557,000, an increase of $641,000 or 18%. Selling, general and administrative expenses increased by $805,000 or 30%, for the first three months of fiscal 2000. The increase in these costs was partially due to increased freight and warehousing expenses relating to the PET inventory buildup as well as the addition of the operating costs of acquired companies and the costs to integrate these companies. The Company anticipates that it will continue to pursue acquisitions in the future and that a key part of this growth strategy will be maximizing the operating efficiencies of the acquired companies. However, no assurance can be given that this effort will yield savings and profit. The decrease of $179,000 in advertising and promotion expenses for the respective periods was due to the Company's use of different distribution channels that require less promotional support. However, given the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first three months of fiscal year 2000, amortization increased $15,000 from the same period one year ago as a result of increased goodwill from new acquisitions.

PROFIT FROM OPERATIONS - Profit from operations for the first three months of fiscal 2000 was a loss of $107,000 as compared to a profit of $293,000 for the corresponding period last year, a decrease of $400,000. The decrease is attributable to additional operating costs of acquired companies as well as inventory buildup costs.

OTHER INCOME/EXPENSE - Net interest expense increased $57,000 for the first three months of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The increase in interest expense was a result of increased borrowing to fund operations and finance acquisitions through a bank line of credit. Miscellaneous income increased $273,000 during the first three months of fiscal 2000 compared to the corresponding period in fiscal 1999, reflecting the transactions described in Part II, Item 1.

NET INCOME/LOSS- The Company's net loss for the first three months of fiscal year 2000 was $91,000 compared to a net income of $71,000 for the corresponding period last year, a decrease of $162,000.


                         LIQUIDITY AND CAPITAL RESOURCES

The net cash outflow from operations was $1,024,000 compared to a net cash outflow of $67,000 for the same period last year. The decline of $957,000 was attributable primarily to accelerating current liabilities payments, to fund the Company's first quarter loss and to build inventory of retail product. The Company's primary requirements for cash continues to be for the marketing and promotional activities needed to effect market penetration and expand sales, acquisition of operating assets needed to accommodate the growth of the business, and debt repayment. These requirements may result in future net cash outflows on a seasonal basis.

As of January 29, 2000, the Company had working capital of $4,261,000 compared to $3,028,000 on October 30, 1999, the end of the last fiscal year. The increase in working capital of $1,233,000 reflects, primarily, the reduction of current liabilities. Building inventory of retail product has become necessary during the winter months because the Company does not have the capacity to meet anticipated sales volume in the summer months. Scheduled debt repayments from the financing of acquisitions and resulting integration costs and capital expansion continues to be a significant use of cash for the Company.

The Company amended and restated its five year revolving credit agreement with First Union National Bank, on January 28, 2000. The revolving line of credit was increased to $25 Million from $15 million under the terms and conditions of the agreement. The purpose of the loan continues to be for permitted acquisitions as well as capital expenditures and working capital. Of the $25 million, $4.3 million will be allocated for a letter of credit to underwrite a new bond issue for the Randolph, Vermont building expansion as well as new production equipment purchases. As of January 29, 2000 $13,500,000 had been borrowed against this facility. The proceeds were used for capital expenditures, working capital and acquisition debt. Within 90 days subsequent to the signing of the new credit agreement the Company must secure at least half of its debt utilizing interest rate hedge instruments for the life of the agreement. For the remaining outstanding debt under the agreement, the Company is required to pay interest monthly at a rate of LIBOR plus 2.5%, currently approximately 8.5%. These rates may change subject to certain financial covenants. The Company is required to continue to meet loan covenants as defined in the agreement in order to have access to the line of credit. The loan is secured by receivables, inventory, equipment and intangible assets.

At October 30, 1999, the Company had recorded a deferred tax asset of $3,793,000. No adjustments were made to this amount through the first quarter of 2000. Further recognition is dependent on future earnings.

Although the Company has increased its cash usage over the last year, due to acquisitions, it anticipates that its working capital position will improve in future quarters and will be adequate to fund operations when supplemented by its operating line of credit. Future sales growth and acquisitions may require significant capital additions. The Company anticipates that it will be able to use its own resources and obtain financing for this expansion although no assurance can be given that this financing will be available. The Company is continuing to pursue an active program of evaluating acquisition options. To complete any acquisitions, the Company anticipates using its capital resources and the First Union facility described above.

YEAR 2000 READINESS DISCLOSURE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the January 1, 2000. This is commonly referred to as the "Year 2000" or "Y2K" problem.

The Company has experienced no problems or issues relating to the Y2K problem as of the date of this report. It has gone through transactions with substantially all of the customer and vendor base and have not experienced any problems.

Although the Company is satisfied that the business will not be impacted by the possibility of a Y2K problem, it will maintain contingency plans for the foreseeable future.

The foregoing Year 2000 capital disclosure constitutes a "Year 2000 readiness disclosure" under the Year 2000 Information and Readiness Disclosure Act.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices (the resin prices for PET bottles).

Interest Rate Risks

At January 29, 2000 the Company had $13,500,000 of long term debt subject to variable interest rates. Under the revolving line of credit agreement with First Union National Bank the Company currently pays interest at a rate of LIBOR plus 2.5%. A hypothetical 100 basis point Increase in the LIBOR rate would result in an additional $116,898 of interest expense on an annualized basis. As part of the amended credit agreement with First Union, the Company is required to enter into an interest rate swap agreement within 90 days of the signing of the amended credit agreement that will fix 50% of the debt outstanding to fixed interest rate for the life of the contract.

Commodity Price Risks

Although the Company has yearly contracts with its vendors that sets the purchase price of its PET bottles, the vendors are entitled to pass on to the Company any resin price increases. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from where PET is derived. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.005. During the second half of fiscal 1999, resin prices rose twice for a total of $.10 per pound, or $.01 per bottle.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On October 1, 1999, the Company issued its $975,000 non-interest bearing Convertible Debenture due September 30, 2001 (the "Debenture") to Marcon Capital Corporation ("Marcon"). In consideration for the issuance of the Debenture, Marcon transferred to the Company all of its rights under various loan documents, including related collateral. The loan documents pertained to a loan by Marcon to an affiliate (the "Affiliate") of the owner (the "Spring Owner") of the Company's largest spring water source. The collateral included a mortgage and security interests on the spring site and associated equipment; a guaranty by the Spring Owner in favor of Marcon; a water supply contract in favor of Marcon; the right to buy an equity ownership position in the Affiliate; and other rights. As a result of this transaction, the Company became a creditor of the Spring Owner and the Affiliate in the amount of approximately $905,000. The purpose of the transaction was to minimize the possible adverse effect on the Company' water supply due to defaults by the Spring Owner and the Affiliate in their obligations to Marcon.

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

These matters were settled by arbitration on December 1, 1999. As part of the settlement, the Spring Owner, the Affiliate and others paid to the Company $1,270,000 and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. As amended, the 50-year water supply contract provides that the Company has an unqualified first priority right to draw water from the spring site, subject to a co equal right of the Affiliate to draw up to 5,000,000 gallons per month.

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

10.1*Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 1996. (Incorporated by reference from Exhibit 10.1 of Form 10-KSB for fiscal year ended October 25, 1997 - File No. 1-11254.)

10.2*Amendment  to the  November  1,  1996  Employment  Agreement  between t the
     Registrant and Timothy G. Fallon. Dated November 1, 1999.

10.3*Employment Agreement between the Registrant and Bruce S. MacDonald dated as of November 1, 1997. (Incorporated by reference from Exhibit 10.2 of Form 10-KSB for fiscal year ended October 25, 1999 - File No. 1-11254.)

10.4*Stock Option Agreement between Registrant and Mr. Fallon. (Incorporated by reference from Exhibit 10.7 of Form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

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

10.9 Form of Note Purchase Agreement betwee the Registrant and certain note holders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.3 of the Report on Form 8-K dated September 11, 1997.)

10.10Form of Stock Purchase Agreement between the Registrant and certain stockholders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated September 11, 1997.)

10.11Schedule of Stock and Note Purchase Agreement  information dated August 27,
     1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.7 of the Report on Form 8-K dated September 11, 1997.)

10.12Consulting   Agreement  between  the  Registrant  and  Corporate  Investors
     Network,  Inc.  dated  December 1, 1996.  (Incorporated  by reference  from
     Exhibit 10.1 of the Report on Form 10-QSB for the Quarter Ended January 25, 1997.)

10.131998 Incentive and Non-Statutory Stock Option Plan (Incorporated by reference to Appendix A of the Registrant 1998 Proxy Statement.)

10.14Asset Purchase  Agreement  between  Vermont Pure Holding,  Ltd. and Vermont
     Coffee Time, Inc. relating to the purchase certain assets and liabilities dated December 19, 1997. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.15Promissory  Note  Between  Vermont  Pure  Springs,  Inc.  and Vermont  Pure
     Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.2 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.16Security  Agreement  between  Vermont Pur  Springs,  Inc.  and Vermont Pure
     Holdings and Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.3 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.17Consulting  Agreement  between Amy Berge and Vermont  Pure  Holdings,  Ltd.
     dated January 5, 1998. (Incorporated by reference from Exhibit 10.4 of the report on Form 10-QSB for the Quarter ended January 24, 1998).

10.18Non Compete  Agreement of Fred Beaucham and Jim Creed between  Vermont Pure
     Holdings, Ltd. and Sagamon Springs, Inc. dated January 6, 1998. (Incorporated by reference from Exhibit 10.5 of the report on Form 10-QSB for the Quarter ended April 25, 1998).

10.19Amended Loan and Security  Agreement between Vermont Pure Springs,  Inc and
     First Union National Bank (formerly CoreStates Bank, N.A.) dated January 20, 1999.

10.201999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A of the Registrant 1999 Proxy Statement.)

10.21Stock Purchase  Agreement  between the  Registrant,  Paul Hayes and Michael
     Hayes dated July 27, 1999 relating to Adirondack Coffee Services, Inc.

10.22Promissory  Note dated July 27 1999 from the Registrant to Mr. Hayes in the
     Principal amount of $303,734.00

10.23Amended and Restated  Spring Water  Licenses and Supply  Agreement  between
     Registrant and Pristine Mountain Springs of Vermont, Inc and Amsource, LLC dated April 13, 1999.

10.24Loan Purchase Agreement to spring source dated September 30, 1999 between the Registrant and Marcon Capital Corporation.

10.25Convertible  Debenture  Agreement  dated  September  30,  1999  between the
     Registrant and Marcon Capital Corporation in the amount of $975,000.

10.26Amended and Restated Security  Agreemen between  Registrant and First Union
     National Bank dated January 28, 2000

10.27Amended and Restated Security Agreement between Vermont Pure Springs,  Inc.
     and First Union National Bank dated January 28, 2000.

10.28Loan  Agreement  between   Registrant  and  Vermont  Economic   Development
     Authority dated December 1, 1999

10.29Trust  Indenture  Between  Registrant  and  Vermont  Economic   Development
     Authority  and First Union  National  Bank, as trustee,  dated  December 1,
     1999.

10.30Amended and Restated Credit  Agreement  between  Registrant and First Union
     National Bank dated January 28, 2000.

10.31Settlement  Agreement  between  Registrant and Pristine  Mountain  Springs,
     Amsource LLC,  Barton Lord and Ronald  Colton dated  December 1, 1999

10.32Amended and Restated  Spring  Water  License and Supply  Agreement  between
     Registrant and Mountain Springs, Amsource LLC, Barton Lord and Ronald Colton dated December 15, 1999.

27   FINANCIAL DATA SCHEDULE



                            * Relates to compensation

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2000
       Randolph, Vermont



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