Form 10-Q
period 2000-04-30
VERMONT PURE HOLDINGS LTD
filed 2000-06-16
CIK 885040

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

         Part I - Financial Information                              Page Number

         Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    April 30, 2000 (unaudited) and
                    October 30, 1999                                           3

                    Consolidated Statements of Operations (unaudited) for
                    the Three Months and Six Months ended April 30, 2000
                    and May 1, 1999                                            4

                    Consolidated Statements of Cash Flow
                    (unaudited) for the Six Months ended
                    April 30, 2000 and May 1, 1999                             5

                    Notes to Consolidated Financial Statements
                    (unaudited)                                            6 - 8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operation                                             9 - 12

         Item 3.    Quantitive and Qualitative Disclosures about
                    Market Risk                                               13

         Part II - Other Information                                     14 - 17

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signature                                                            18

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    April 30,       October 30,
                                                      2000             1999
                                                 ------------       ------------
                                                 (unaudited)

                                     ASSETS

CURRENT ASSETS:

       Cash                                     $  1,562,762        $   367,018
       Investments - Money Market Fund
        (restricted building funds)                2,941,397             -
       Accounts receivable                         4,074,523          3,525,238
       Notes Receivable                               -                 975,000
       Inventory                                   2,802,611          2,711,709
       Current portion of deferred tax asset         601,922            601,922
       Other current assets                          866,948            781,968
                                                -------------       ------------
         TOTAL CURRENT ASSETS                     12,850,163          8,962,855
                                                -------------       ------------
PROPERTY AND EQUIPMENT
        net of accumulated depreciation           13,980,077         11,122,258
OTHER ASSETS:                                   -------------       ------------

       Intangible assets
        net of accumulated amortization           10,957,215         10,443,207
       Deferred tax asset                          3,182,914          3,182,914
       Other assets                                  138,662            122,996
                                                -------------       ------------
         TOTAL OTHER ASSETS                       14,278,791         13,749,117
                                                -------------       ------------
TOTAL ASSETS                                    $ 41,109,031        $33,834,230
                                                =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

       Accounts payable                         $  2,829,843        $ 3,443,208
       Current portion of customer deposits           41,624             45,033
       Accrued expenses                            1,784,782            851,371
       Current portion of long term debt           1,711,999          1,414,930
       Current portion of obligations
          under capital leases                       181,904            180,589
                                                -------------       ------------

         TOTAL CURRENT LIABILITIES                 6,550,152          5,935,131

       Long term debt                              5,421,757          1,663,893
       Long term obligations under capital leases    294,498            379,583
       Line of credit                             14,750,000         11,689,792
       Long term portion of customer deposits        790,861            684,334
                                                -------------       ------------
         TOTAL LIABILITIES                        27,807,268         20,352,733
                                                -------------       ------------
STOCKHOLDERS' EQUITY:

       Preferred stock - $.001 par value, 500,000 authorized shares, none issued and outstanding shares at April 30, 2000

       Common stock - $.001 par value, 50,000,000     10,340             10,340
       authorized shares, 10,339,758 issued
       and outstanding shares at April 30, 2000
       and 10,339,758 at October 30, 1999
       Paid in capital                            23,197,724         23,197,724
       Accumulated deficit                        (9,737,551)        (9,557,817)
       Treasury stock, at cost, 50,000 shares       (168,750)          (168,750)
                                                -------------       ------------
         TOTAL STOCKHOLDERS' EQUITY               13,301,763         13,481,497
                                                -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 41,109,031        $33,834,230
                                                =============       ============





                 see notes to consolidated financial statements

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                      Three months ended                           Six months ended
                                                     ---------------------------------     ----------------------------------
                                                         April 30,           May 1,           April 30,            May 1,
                                                           2000               1999              2000                1999
                                                     --------------      -------------     -------------      ---------------
                                                        (unaudited)        (unaudited)       (unaudited)         (unaudited)


SALES                                                $    8,224,666      $   7,799,473     $  14,648,435      $    13,680,319

COST OF GOODS SOLD                                        3,255,754          2,952,859         5,544,124            4,983,873
                                                     --------------      -------------     -------------      ---------------
GROSS PROFIT                                              4,968,912          4,846,614         9,104,311            8,696,446
                                                     --------------      -------------     -------------      ---------------
OPERATING EXPENSES:

            Selling, general and administrative expenses  3,805,661          3,136,067         7,350,293            5,853,057
            Advertising expenses                            621,567            859,310         1,131,028            1,547,851
            Amortization                                    174,702            151,812           341,336              303,426
                                                     --------------      -------------     -------------      ---------------
TOTAL OPERATING EXPENSES                                  4,601,930          4,147,189         8,822,657            7,704,334
                                                     --------------      -------------     -------------      ---------------
INCOME FROM OPERATIONS                                      366,982            699,425           281,654              992,112
                                                     --------------      -------------     -------------      ---------------
OTHER INCOME (EXPENSE):

            Interest                                       (455,562)          (259,759)         (734,274)            (481,316)
            Miscellaneous                                    -                       0           272,886              -
                                                     --------------      -------------     -------------      ---------------
TOTAL OTHER INCOME (EXPENSE)                               (455,562)          (259,759)         (461,388)            (481,316)
                                                     --------------      -------------     -------------      ---------------
NET INCOME (LOSS)                                    $      (88,580)     $     439,666     $    (179,734)     $       510,796
                                                     --------------      -------------     -------------      ---------------

                                                     ===============     ==============    ==============     ================
NET INCOME (LOSS) PER SHARE - BASIC                  $        (0.01)     $        0.04     $       (0.02)     $          0.05
                                                     ===============     ==============    ==============     ================
NET INCOME (LOSS) PER SHARE - DILUTED                $        (0.01)     $        0.04     $       (0.02)     $          0.05
                                                     ===============     ==============    ==============     ================

Weighted Average Shares Used in Computation - Basic      10,289,758         10,257,091        10,289,758           10,254,996
                                                     ===============     ==============    ==============     ================
Weighted Average Shares Used in Computation - Diluted    10,744,750         10,766,484        10,606,218           10,875,518
                                                     ===============     ==============    ==============     ================


                 see notes to consolidated financial statements

                   VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                        Six Months Ended
                                                                                               ----------------------------------
                                                                                                  April 30,             May 1,
                                                                                                     2000                1999
                                                                                               ---------------     --------------
                                                                                                 (unaudited)         (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

         Net (loss) income                                                                     $     (179,734)     $      510,796
         Adjustments  to  reconcile  net income  (loss) to net cash  provided by operating activities:


           Depreciation                                                                               909,700             666,778
           Amortization                                                                               341,336             303,426
           Gain on settlement of note receivable                                                     (295,000)            -
           (Gain) loss on disposal of property and equipment                                          (84,512)              6,883

         Changes in assets and liabilities (net of effect of acquisitions):

           (Increase)  Decrease in accounts receivable                                               (549,285)           (723,441)
           (Increase) Decrease in inventory                                                           (90,902)             60,794
           Increase in other current assets                                                        (3,026,377)           (296,949)
           (Increase) Decrease in other  assets                                                      (871,011)            146,270
           Decrease in accounts payable                                                              (613,365)           (309,215)
           Increase in customer deposits                                                              103,119              46,966
           (Decrease) Increase in accrued expenses                                                    933,409            (189,590)
                                                                                               ---------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                                              (3,422,622)            222,717
                                                                                               ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property, plant and equipment                                                 (3,556,032)         (1,117,160)
         Proceeds from sale of fixed assets                                                            92,310             -
         Collection of note receivable                                                              1,270,000             -
         Cash used for acquistions                                                                   (219,283)           (294,665)
                                                                                               ---------------     --------------
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                                                   (2,413,005)         (1,411,825)
                                                                                               ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from line of credit                                                               3,060,208           2,201,000
         Proceeds from debt                                                                         4,254,422             -
         Principal payment of debt                                                                   (283,259)           (558,939)
         Sale of common stock                                                                         -                    12,720
                                                                                               ---------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           7,031,371           1,654,781
                                                                                               ---------------     --------------
NET INCREASE  IN CASH                                                                               1,195,744             465,673

CASH - Beginning of period                                                                            367,018             161,271
                                                                                               ---------------     --------------

CASH  - End of period                                                                          $    1,562,762      $      626,944
                                                                                               ===============     ===============

Cash paid for interest                                                                         $      509,274      $      481,316
                                                                                               ===============     ===============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
         Equipment acquired under capital leases                                               $      102,202      $      102,913
                                                                                               ===============     ===============

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

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference from the Company's Form 10-K and Annual Report for the year ended October 30, 1999.

2.       FISCAL YEAR/QUARTER END

         Since 1994, the Company has used "4-4-5" method to determine its fiscal months, quarters and years. Effective April 30, 2000, it will use the regular calendar to determine the financial cut-off times for these periods. The reason for this change is to accommodate a future significant acquisition and to be more compatible with software used in the operation of the business.

3.       INVESTMENT - MONEY MARKET

         This money market account has been set up for undisbursed funds relating to the Vermont Economic Development Authority Bond issuance (discussed in note four). The funds have been invested in First Union's Evergreen Money Market account and administered by First Union, the Bond trustee. These funds are restricted for the expenditures related to the purchase of building and equipment.

4.       LONG TERM DEBT

         The Company amended and restated its five-year revolving credit agreement with First Union National Bank and KeyBank National Association on January 28, 2000. The facility was increased to $25 million from $15 million under the terms and conditions of the agreement. The interest rate on funds borrowed under the agreement is LIBOR plus 2.5%. As of the end of the quarter, the Company had fixed the rate of interest on $7,500,000 of its outstanding debt at 8.43%. In conjunction with the facility, the Company entered into a Letter of Credit with First Union for $4,300,000 to secure bonds issued for the same amount by the Vermont Economic Development Authority. It pays a 2% annual fee of the Letter of Credit amount. As of April 30, 2000, exclusive of the Letter of Credit, the Company had borrowed $14,500,000 pursuant to this agreement and $1,359,000 had been disbursed from the bond proceeds. The Bonds were issued as two series designated as Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure Springs, Inc. Project) 1999 Series A 20 year bonds and Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure Springs, Inc. Project) 1999 Series A-T (Taxable) 10 year bonds. The Series A Bonds were issued for $3,195,000 and mature on January 1, 2020 and the Series A-T Bonds were issued for $1,105,000 and mature on January 1, 2011. The "Floating Rate" is a variable rate of interest equal to the minimum rate of interest necessary, in the sole judgment of the Remarketing Agent (First Union Securities, Inc.), to sell the Bonds on any Business Day at a price equal to the principal amount thereof, exclusive of accrued interest, if any, thereon. Interest is determined on a weekly basis and is payable on the first of every month.

5.       LEGAL PROCEEDINGS

         The Company reached a settlement with its largest spring water source on December 1, 1999. As part of the settlement, the owner of the spring and its affiliate paid $1,270,000 to the Company and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. In order to obtain the rights to the supply contract, the Company had previously issued a $975,000 non-interest bearing convertible debenture to the original creditor of the owner of the spring and its affiliate.

6.       INTEREST RATE HEDGE

         On May 2, 2000, the Company signed a three-year "swap" agreement with the KeyBank National Association to fix the interest rate on $5,000,000 of the Company's debt. The agreement fixes the variable LIBOR rate portion of the debt at 7.13%. As of April 30, 2000 the Company's total interest rate spread was 2.5% over LIBOR. Consequently, the agreement currently fixes the portion of the debt at 9.63%.

7.       COMMITMENTS

         In March 1999, Vermont Pure Holdings, Ltd. entered into distribution agreements with several Snapple distributors in order to replace a major customer. Effective March 1, 2000, the Company modified its distribution agreements with three of these distributors. Consequently, Vermont Pure is the exclusive spring water brand carried by Mr. Natural, Inc., Millrose Distributors and Snapple of Long Island, Inc. The distribution area served by these businesses is the greater metropolitan New York City area.

8.       SUBSEQUENT EVENT

         On May 8, 2000 Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution with Crystal Rock Spring Water Company. Crystal Rock is a privately held company. The agreement provides for the formation of a new publicly held holding company, also to be known as Vermont Pure Holdings, Ltd., that will own the two businesses. Existing shareholders of Vermont Pure will receive stock of the new holding company on a 1-for-1 basis.

         The consideration to be paid is approximately $64.9 million, consisting of not less than $9.5 million in cash, stock of Vermont Pure valued at $31.1 million for purposes of the transaction, 12% subordinated notes due 2007 of Vermont Pure in the original principal amount of $22.6 million, and the assumption by Vermont Pure of $1.7 million in debt. The stock price of Vermont Pure for purposes of the merger will be determined prior to the closing and has a collar of from $2.80 per share to $3.15 per share. As a result, the number of shares that will be issued will be from approximately 11.1 million to approximately 9.9 million shares, depending on the price.

         The transaction requires the approval of the stockholders of Vermont Pure and is subject to bank financing. In conjunction with the merger agreement, the Company executed a commitment letter with Webster Bank of Waterbury, CT that provides for up to $36 million in financing for the cash portion of the purchase price, consolidate the existing debt of both companies, and post-merger working capital.

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

                              RESULTS OF OPERATIONS

SALES - Sales for the first six months of fiscal year 2000 were $14,648,000, an increase of $968,000 or 7% over the sales of $13,680,000 for the corresponding period last year. Sales for the second quarter of fiscal year 2000 were $8,225,000, an increase of $426,000 or 5% over sales of $7,799,000 for the corresponding period last year.

Sales for retail-size products decreased $1,076,000 or 16%, for the six months of fiscal year 2000 compared to the corresponding period a year ago. Sales decreased $592,000 or 14%, for the second quarter of fiscal 2000 compared to the corresponding period a year ago. For the first half of the year, the Vermont Pure brand sales were down 47% while Hidden Spring and Private Label brands were up 60% and 16% respectively. The decrease for both the quarter and year to date are attributable to a reduction in case volume due to a change in a major distributor relationship in April, 1999 and lower average selling prices related to competitiveness of the marketplace. Average selling prices for the six and three months ending April 30, 2000 were down 21%, and 20%, respectively for the corresponding periods from the previous year. This is indicative of the competitive marketplace as well as the increase in private and secondary labels. Decreases in average selling prices were partially offset by lower promotional spending as described in further detail below.

Sales for the home and office category increased $2,044,000 or 30%, for the first six months of fiscal year 2000 compared to the corresponding period of the prior year. Sales increased $1,018,000 or 29%, for the second quarter of fiscal year 2000 compared to the corresponding period of the prior year. The respective sales increases in this category for the first half and second quarter of 2000 were attributable to market growth and expansion and acquisitions. The Company has continued its acquisition strategy during the period. Acquisitions made in the last twelve months have been relatively small in sales volume but geographically important.

COST OF GOODS SOLD - For the first six months of fiscal 2000, Cost of Goods Sold was $5,544,000 compared to $4,984,000 for the same period in fiscal year 1999. Resulting gross profits were $9,104,000, or 62% of sales, and $8,696,000, or 64%of sales, for the two respective periods. For the second quarter of 2000, Cost of Goods Sold was $3,256,000 compared to $2,953,000 for the same period in fiscal 1999 resulting in gross profits of $4,968,000, or 61% of sales, and $4,846,000 or 62% of sales. The increase in gross profit for the respective six and three month periods was due to the increase in sales. The increase in sales can be attributed solely to the delivery of home and office products which, in general, is Company's highest margin line. The decrease in gross margin as a percentage of sales is a result of lower average sales prices combined with higher raw material pricing of the retail-size product. Raw material pricing, particularly for the Company's retail-size line of products, has fluctuated since mid-1999 as a result of commodity pricing. Over this period, the Company has been successful at mitigating these increases by modifying its packaging and increasing production efficiencies but average cost per case has still increased about 3%. However, the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

OPERATING EXPENSES - For the first six months of fiscal year 2000 compared to the corresponding period in fiscal year 1999, total operating expenses were $8,823,000 and $7,704,000, an increase of $1,119,000 or 15%. For the second quarter, operating expenses were $4,601,000 in 2000 compared to $4,147,000 in 1999, an increase of $454,000, or 11%. Selling, general and administrative expenses increased by $1,497,000 or 27%, for the first six months of fiscal 2000 and $670,000 or 22% for the second quarter of fiscal 2000 compared to the corresponding periods a year ago. The increase in these costs was primarily due to the addition of the operating costs to grow the home and office delivery business and build inventory for the retail-size products to supply customer demand throughout the peak summer sales season. Advertising and promotional expense decreased $417,000, or 27%, and $237,000, or 28%, during the six month and second quarter periods of 2000, respectively, compared to the corresponding periods last year. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. As mentioned above, the pricing environment for these products has changed such that the Company's distributors seek price discounts instead of advertising and promotion support. During the first half and second quarter of 2000 the Company's aggregate per case expense decreased $.50 and $.32 per case for the comparable periods in the prior year. Nevertheless, due to the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first half and second quarter of fiscal year 2000, amortization increased $38,000 and $23,000 respectively, from the same periods a year ago as a result of increased goodwill from new acquisitions.

PROFIT FROM OPERATIONS - Profit from operations for the first six months of fiscal 2000 was $282,000 as compared to $992,000 for the corresponding period last year, a decrease of $710,000. Profit from operations for the second quarter of fiscal 2000 was $367,000 compared to $699,000 for the corresponding period last year, a decrease of $332,000. The decrease is attributable to lower sales in the retail-size category combined with an increase in raw material costs and logistics costs of storing product. The Company plans to continue to create brand awareness and to find alternate distribution channels for its retail-size product and expand its less seasonal home and office distribution business.

OTHER INCOME/EXPENSE - Net interest expense increased $253,000 or 53% and $195,000 or 75% for the first six months and second quarter of fiscal year 2000, respectively, compared to the corresponding periods in fiscal year 1999. The increase in interest expense was a result of increased borrowing to fund operations as a result of lower operating profits, to build inventory, to add additional plant and equipment, to finance acquisitions, and higher interest rates.

NET INCOME/LOSS- The Company's net loss for the first six months of fiscal year 2000 was $180,000 compared to a net profit of $511,000 for the corresponding period last year. The net loss for the second quarter of fiscal 2000 was $89,000 compared to a net profit of $440,000 for the same quarter in 1999. The net loss for the quarter and the year to date are attributable to lower operating results combined with higher interest costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash for the six months ended April 30, 2000 was largely generated by receipt of payment of a note owed to the company the proceeds of which are being held on a restricted basis as described below. On an operating basis, the Company used cash for seasonal needs - to fund operating losses and build inventory for an anticipated increase in summer sales. A significant amount of cash has been expended for capital improvements. $3,556,000 has been used primarily for expansion of the building that houses the Company's main bottling facility, new production equipment, and hardware and software to support the home and office delivery system.

As of April 30, 2000, the Company had working capital of $6,300,000 compared to $3,028,000 on October 30, 1999. The increase in working capital of $3,272,000 reflects, primarily, an increase in cash of $3,916,000 for specified restricted uses. Of this total, $2,941,000 is being held as proceeds from the bonds issued for new building and equipment and $975,000 is being held as collateral for a mandatory convertible debenture scheduled for conversion by September, 2001. As of April 30, 2000, the Company had disbursed $1,359,000 of the total $4,300,000 in bond proceeds and borrowed $14,500,000 under its credit agreement with First Union and Key Banks compared to $844,000 of the line at the beginning of the fiscal year. As of October 30, 1999, $11,690,000 was outstanding under the First Union agreement. Proceeds from the increased debt were used for new building and equipment, acquisitions, seasonal inventory build, and working capital. The maximum amount available to borrow under the First Union facility is $25,000,000 subject to certain conditions and covenants. The facility is secured by all of the assets of the Company and expires January 2004.

The Company has increased its debt significantly in the current year. The purpose has largely been to put infrastructure in place to accommodate its future growth - building, equipment, and computer hardware and software systems. The Company has also been transforming its distribution channels and, in the process, required more working capital to fund operations. While past trends and future expectations warrant these investments and efforts no assurance can be given that future growth will occur. In this case, the Company may be restricted to its access to working capital by covenants and conditions in the agreement with its primary lender and no assurance can be given that other financing will be available.

On May 8, 2000, Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution with Crystal Rock Spring Water Company of Watertown, CT. More details are provided in footnote 8 to the financials statements included herewith. In conjunction with the potential merger the Company signed a letter of intent with Webster Bank of Waterbury, CT. The letter provides for up to $36 million of financing for the cash portion of the purchase price, to consolidate the existing debt of both companies, and post-merger working capital.

PART I - ITEM 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices related to packaging materials.

INTEREST RATE RISKS - On April 30, 2000, the Company had $14,500,000 outstanding on its credit facility with First Union and Key Banks at LIBOR plus 2.5%. As of June 7, 2000, LIBOR was 6.63%. The Company pays a stepped fixed interest rate, subject to changes in the LIBOR spread pursuant to the agreement, on $7,500,000 of the facility. This interest rate was 8.43% on April 30, 2000 and increased to 8.53% on June 1, 2000. On May 2, 2000 the Company entered into an agreement to fix $5,000,000 of debt at 9.63%, subject to changes in the LIBOR spread, for three years. In addition, it had committed to repay $4,300,000 of bonds issued by the Vermont Economic Development Authority at variable rates for taxable and non-taxable issues. Bond interest rates are variable based on weekly rates established for the taxable and non-taxable issues which on June 7, 2000 were 6.7% and 4.2%, respectively. The Company pays an annual letter of credit fee of 2% to secure the bonds. The company also has miscellaneous loans totaling at variable interest rates. Consequently, after considering the Company's fixed rate instruments, a hypothetical 100 basis point increase in market rates would result in approximately $70,000of interest expense on an annualized basis.

COMMODITY PRICE RISKS - Although the Company has yearly contracts with its vendors that set the purchase price of its PET bottles used to bottle its retail-size product, the vendors are entitled to pass on increases in the market price of the resin used as the raw material for the bottles. These prices are related to supply and demand market factors for PET and, to a lesser extent the price of petroleum, from which PET is derived. A hypothetical resin price increase of $.05 per pound would result in an approximate price increase per bottle of $.005. During the 2000 fiscal year pricing has increased. To a lesser extent the Company is similarly dependant on resin for caps and paper for corrugated boxes and labels. The potential impact is not material compared to bottles.

The Company is planning to mitigate the effect of these commodity risks by working with suppliers to reduce the amount of material that it uses to package its products while maintaining and improving quality

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
         None

ITEM 2 - Changes in Securities
(a)      None
(b)      None
(c)      None

ITEM 3 - Defaults upon Senior Securities
         None

ITEM 4 - Submission of Matters to a Vote of Security Holders
         None

ITEM 5 - Other Information
         None

ITEM 6 - Exhibits and Reports on Form 8-K

(a)    Exhibit
       NUMBER       DESCRIPTION

      2.1 Agreement and Plan of Merger and Contribution dated as of May 5, 2000 among the Registrant, VP Merger Parent, Inc., VP Acquisition Corp., Crystal Rock Spring Water Company and its stockholders.

      3.1 Amended and Restated Certificate of Incorporation of Registrant dated January 12, 1994. (Incorporated by reference from exhibit 3.3 of Form 10-KSB for fiscal year ended October 30, 1993- File No. 1-11254.)

      3.2 Amendment of Certificate of Incorporation of Registrant dated June 15, 1999.

      3.3 By-Laws of Registrant. (Incorporated by reference from Exhibit 3.4 of Registration Statement 33-46382)

      3.4           Amendment to By-Laws of  Registrant  Adopted March 26, 1997.
                    (Incorporated by reference from exhibit 3.3 of Form 10-KSB for fiscal year ended October 25, 1997-File No. 1-11254)

     10.1*          Employment  Agreement  between the Registrant and Timothy G.
                    Fallon dated as of November 1, 1996. (Incorporated by reference from exhibit 10.1 of form 10-KSB for fiscal year ended October 25, 1997-File No. 1-11254.)

     10.2* Amendment to the November 1, 1996 Employment Agreement between the Registrant and Timothy G. Fallon dated November 1, 1999.

     10.3*          Employment  Agreement  between the  Registrant  and Bruce S.
                    MacDonald dated as of November 1, 1997.  (Incorporated  from
                    Exhibit 10.2 of form 10-KSB for fiscal year ended October 25,1999-File No. 1-11254)

    10.4*           Stock Option  Agreement  between  Registrant and Mr. Fallon.
                    (Incorporated by reference from Exhibit 10.7 of form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

    10.5 1993 Performance Equity Plan. (Incorporated by reference from Exhibit 10.9 of Registration Statement 33-72940.)

    10.6 Stock Purchase Agreement between the Registrant and Carolyn Howard relating to the acquisition of A.M. Fridays, Inc. dated July 16, 1997. (Incorporated by reference from Exhibit
                    10.1 of the report on Form 8-K dated September 11, 1997.)

    10.7 Stock Purchase Agreement between the Registrant and David Eger dated August 27, 1997 relating to Excelsior Spring Water Co. ("Excelsior"). (Incorporated by reference from exhibit 10.1 of the report on from 8-K dated September 1, 1997.)

    10.8 Promissory Note from the Registrant to Mr. Eger in the principal amount of $503,000. (Incorporated by reference form Exhibit 10.2 of the report on Form 8-K dated September 11, 1997.)

    10.9 Form of Note Purchase Agreement between the Registrant and certain note holders of Excelsior dated August 27,1997. (Incorporated by reference from Exhibit 10.4 of the Report on form 8-K dated September 11, 1997.)

   10.10 Form of Stock Purchase Agreement between Registrant and certain Stockholders of Excelsior dated August 27, 1997. (Incorporated by reference from Exhibit 10.4 of the Report on Form 8-K dated September 11, 1997.)

   10.11 Schedule of Stock and Note Purchase Agreement information dated August 27, 1997 regarding the Excelsior purchase. (Incorporated by reference from Exhibit 10.7 of the Report on Form 8-K dated September 1, 1997.)

   10.12 Consulting Agreement between the Registrant and Corporate Investors Network, Inc. dated December 1, 1996. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the quarter ended January 25, 1997.)

   10.13            1998   Incentive   and   Non-Statutory   Stock  Option  Plan
                    (Incorporated by reference to Appendix A of the Registrant's 1998 Proxy Statement)

   10.14 Asset Purchase Agreement between the Registrant and Vermont Coffee Time, Inc. relating to the purchase certain assets and Liabilities dated December 19, 1997. (Incorporated by reference from Exhibit 10.1 of the report on Form 10-QSB for the quarter ended January 24, 1998.)

   10.15 Promissory Note from the Registrant to Vermont Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from
                    Exhibit 10.3 of the Report of Form 10-QSB for the quarter ended January 24, 1998.)

   10.16 Security Agreement between the Registrant and Vermont Coffee Time, Inc. dated January 5, 1998. (Incorporated by reference from Exhibit 10.3 of the report of Form 10-QSB for the quarter ended January 24, 1998.)

   10.17 Consulting Agreement between Amy Berger and the Registrant dated January 5, 1998. (Incorporated by the reference form
                    Exhibit 10.4 of the report on form 10-QSB for the quarter ended January 24, 1998.)

   10.18 Non Compete Agreement of Fred Beauchamp and Jim Creed between the Registrant and Sagamon Springs, Inc. dated January 6 1998. (Incorporated by the reference form Exhibit
                    10.5 of the report on form 10-QSB for the quarter ended April 25, 1998.)

   10.19 1999 Employee Stock Purchase Plan (Incorporated by reference to the Exhibit A of the Registrant's 1999 Proxy Statement)

   10.20 Stock Purchase Agreement between Registrant, Paul Hayes and Michael Hayes date July 27, 1999 relating to Adirondack Coffee Service, Inc. (Incorporated by reference from Exhibit
                    10.23 of form 10-K for fiscal year ended October 30, 1999, File No.1-11254).

   10.21 Promissory Note dated July 27,1999 from the registrant to the Hayes in the Principal amount of $303,734. (Incorporated by reference from Exhibit 10.24 of form 10-K for fiscal year ended October 30, 1999, File No.1-11254).

   10.22 Loan Purchase Agreement to spring source dated September 30, 999 between the Registrant and Marcon Capital Corporation. (Incorporated by reference from Exhibit 10.26 of form 10-K for fiscal year ended October 30, 1999, File No.1-11254).

   10.23 Convertible Debenture Agreement dated September 30,1999 between the Registrant and Marcon Capital Corporation in the amount of $975,000. (Incorporated by reference from Exhibit
                    10.27 of form 10-K for fiscal year ended October 30, 1999, File No.1-11254).

   10.24 Amended and Restated Security Agreement between Registrant and First Union Bank dated January 28, 2000. (Incorporated by reference from Exhibit 10.27 of the report on form 10Q fourth quarter ended January 29, 2000).

   10.25 Loan Agreement between Registrant and Vermont Economic Development Authority dated December 1, 1999. (Incorporated by reference from Exhibit 10.28 of the report on form 10Q fourth quarter ended January 29, 2000).

   10.26 Trust Indenture Between Registrant and Vermont Economic Development authority and First Union National Bank, as trustee, dated December1, 1999. (Incorporated by reference from Exhibit 10.29 of the report on form 10Q fourth quarter ended January 29, 2000).

   10.27 Settlement Agreement between Registrant and Pristine Mountain Springs, Amsource LLC, Barton Lord and Ronald Colton dated December , 1999. (Incorporated by reference from Exhibit 10.31 of the report on form 10Q fourth quarter ended January 29, 2000).

   10.28 Amended and Restated Spring Water License and Supply Agreement between Registrant and Mountain Springs, Amsource LLC, Barton Lord and Ronald Colton dated December 5, 1999. (Incorporated by reference from Exhibit 10.31 of the report on form 10Q fourth quarter ended January 29, 2000).

   27.1             Financial Data Schedule

(b) No reports on Form 8-K were filed for the quarter ended April 30, 2000.

                                    *  Relates to Compensation


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            June 14, 2000
                  Randolph, Vermont

                                  VERMONT PURE HOLDINGS, LTD.

                                  BY: /S/ BRUCE S. MACDONALD
                                         ----------------------
                                         Bruce S. MacDonald
                                         Vice President, Chief Financial Officer
                                        (Principal Accounting Officer and
                                         Principal Financial Officer)

                                 EXECUTION COPY

                               AGREEMENT AND PLAN
                                       OF
                             MERGER AND CONTRIBUTION

     AGREEMENT AND PLAN OF MERGER AND CONTRIBUTION, dated as of May 5, 2000 (the "Agreement"), by and among

     o VERMONT PURE HOLDINGS, LTD., a publicly traded Delaware corporation ("Holdings"),

     o VP MERGER PARENT, INC., a Delaware corporation with no outstanding capital stock ("Parent"),

     o VP ACQUISITION CORP., a Delaware corporation and wholly-owned subsidiary of "Parent" ("Merger Sub"),

     o CRYSTAL ROCK SPRING WATER COMPANY, a Connecticut corporation (the "Company"), and

     o Henry E. Baker, John B. Baker, Peter K. Baker and the other stockholders of the Company listed on Exhibit D hereto, being all of the stockholders of the Company (the "Stockholders").

                                    RECITALS

         The respective boards of directors of Holdings, Parent and Merger Sub have approved this Agreement and have determined that it is advisable that Merger Sub be merged with and into Holdings (the "Merger") on the terms and conditions set forth herein and in accordance with the provisions of the Delaware General Corporation Law (the "DGCL"), and Parent, as the sole stockholder of Merger Sub, has approved this Agreement.

         The board of directors of the Company and the Stockholders have approved this Agreement and have determined that contemporaneously with the Merger the Stockholders will contribute all of the issued and outstanding stock of the Company to Parent (the "Contribution").

         Holdings,  Parent,  Merger Sub, the Company and the Stockholders desire
to  make  certain   representations  and  warranties  and  other  agreements  in connection with the Merger and Contribution.

         The parties intend that the Merger and Contribution, taken together, be treated as a transaction described in Section 351 of the Internal Revenue Code of 1986, as amended (the "Code").

To effect these transactions, Holdings, Parent, Merger Sub, the Company and the Stockholders hereby agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

         1.1. Certain Matters of Construction. A reference to an Article, Section, Exhibit or Schedule shall mean an Article of, a Section in, or Exhibit or Schedule to, this Agreement unless otherwise expressly stated. The titles and headings herein are for reference purposes only and shall not in any manner limit the construction of this Agreement which shall be considered as a whole. The words "include," "includes" and "including" when used herein shall be deemed in each case to be followed by the words "without limitation."

         1.2. CROSS REFERENCES. The following terms defined elsewhere in this Agreement in the Sections set forth below shall have the respective meanings therein defined:

         TERM                                                         DEFINITION

         Affiliate                                               Section 1.3.1.
         Affiliated Group                                        Section 3.10.1.
         Agreement                                               Preamble
         Benefit Plans                                           Section 3.11.1.
         Certificate of Merger                                   Section 2.1.
         Closing                                                 Section 2.6.
         Closing Date                                            Section 2.6.
         Code                                                    Recitals
         Company                                                 Preamble
         Company Common Stock                                    Section 2.5.1.
         Contribution                                            Recitals
         Certificate of Merger                                   Section 2.1.
         DGCL                                                    Recitals
         Effective Date                                          Section 2.1.
         Effective Time                                          Section 2.1.
         Employee List                                           Section 3.12.2.
         Encumbrances                                            Section 3.15.1.
         Environmental Claim                                     Section 1.3.2.
         Environmental Laws                                      Section 1.3.3.
         ERISA                                                   Section 1.3.4.
         ERISA Affiliate                                         Section 1.3.5.
         Exchange Act                                            Section 1.3.6.
         Exchange Ratio                                          Section 2.5.2.
         Exclusivity Period                                      Section 7.6.
         Financial Advisor                                       Section 3.27.
         Financial Statements                                    Section 3.6.
         GAAP                                                    Section 3.6.
         Governmental Entity                                     Section 3.5.2.
         Holdings                                                Preamble
         Holdings Public Filings                                 Section 3.26.




         Holdings Stock                                          Section 2.4.1.
         Insurance Contracts                                     Section 3.19.
         Interim Balance Sheet                                   Section 3.6.
         Interim Balance Sheet Date                              Section 3.6.
         Interim Financial Statements                            Section 3.6.
         Liabilities                                             Section 3.7.2.
         Material Adverse Effect                                 Section 1.3.7.
         Materials of Environmental Concern                      Section 1.3.8.
         Merger                                                  Recitals
         Merger Sub                                              Preamble
         Parent                                                  Preamble
         Parent Share Amount                                     Section 2.5.2.
         Parent Stock                                            Section 2.4.1.
         Permits                                                 Section 3.8.
         Permitted Encumbrances                                  Section 1.3.9.
         Person                                                  Section 1.3.10.
         Proprietary Rights                                      Section 3.17.1.
         Real Property                                           Section 3.16.1.
         Real Property Leases                                    Section 1.3.11.
         Registration Statement                                  Section 7.1.
         SEC                                                     Section 1.3.12.
         Securities Act                                          Section 1.3.13.
         Share Price                                             Section 2.5.2.
         Share Price Calculation                                 Section 2.5.2.
         Stockholder Approval                                    Section 7.1.
         Stockholders                                            Preamble
         Subordinated Notes                                      Section 2.5.2.
         Subsidiary                                              Section 1.3.14.
         Surviving Corporation                                   Section 2.1.
         Tax                                                     Section 3.10.1.
         Tax Returns                                             Section 3.10.1.
         Treasury Regulation                                     Section 3.10.1.
         Year 2000 Compliant                                     Section 3.17.3.

     1.3. CERTAIN DEFINITIONS. As used herein, the following terms shall have the following meanings:

                    1.3.1. AFFILIATE: with respect to any Person, any Person which, directly or indirectly, controls, is controlled by, or is under common control with, such Person where control (including with correlative meaning, controlled by and under common control with) as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.




                    1.3.2. ENVIRONMENTAL CLAIM: any notice alleging potential liability (including potential liability for investigatory costs, cleanup costs, response or remediation costs, natural resources damages, property damages, personal injuries, fines or penalties) arising out of, based on or resulting from (a) the presence, or release of any Material of Environmental Concern at any location, whether or not owned by that party or any of its Affiliates or (b) circumstances forming the basis of any violation, or alleged violation, by that party of any Environmental Law.

                    1.3.3. ENVIRONMENTAL LAWS: any and all statutes, regulations, ordinances and laws, including common law, relating to the protection of public health, safety or the environment

                    1.3.4. ERISA: the Employee Retirement Income Security Act of 1974, as amended.

                    1.3.5. ERISA AFFILIATE: with respect to a party, any member (other than that party) of a controlled group of corporations, group of trades or businesses under common control or affiliated service group that includes that party (as defined for purposes of Code Sections 414(b), (c) and (m)).

                    1.3.6. EXCHANGE ACT: the Securities Exchange Act of 1934, as amended.

                    1.3.7. MATERIAL ADVERSE EFFECT: any materially adverse change in or effect on the financial condition, business, operations, assets, properties, results of operations or prospects of an entity.

                    1.3.8. MATERIALS OF ENVIRONMENTAL CONCERN: petroleum and its by-products and all substances or constituents that are regulated by, or form the basis of liability under, any Environmental Law.

                    1.3.9. PERMITTED ENCUMBRANCES: (a) liens for current taxes and other statutory liens and trusts not yet due and payable or that are being contested in good faith, (b) liens that were incurred in the ordinary course of business, such as carriers, warehousemens, landlords and mechanics liens and other similar liens arising in the ordinary course of business, (c) liens on personal property leased under operating leases, (d) liens, pledges or deposits incurred or made in connection with workmens compensation, unemployment insurance and other social security benefits, or securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, progress payments, surety and appeal bonds and other obligations of like nature, in each case incurred in the ordinary course of business, (e) pledges of or liens on manufactured products as security for any drafts or bills of exchange drawn in connection with the importation of such manufactured products in the ordinary course of business,
                    (f) liens under Article 2 of the Uniform Commercial Code that are special property interests in goods identified as goods to which a contract refers, and (g) liens under
                    Article 9 of the Uniform Commercial Code that are purchase money security interests, none of which, individually or in the aggregate, exceed $50,000.

                    1.3.10.   PERSON:   an   individual,   a   corporation,   an
                    association, a partnership, an estate, a limited liability company, a trust and any other entity or organization.

                    1.3.11 REAL PROPERTY LEASES: each lease, sublease, license or other agreement under which a Person uses, occupies or has the right to occupy any real property or interest therein that (a) provides for future minimum payments of $25,000 or more (ignoring any right of cancellation or termination) or (b) the cancellation or termination of which would result in costs to the Person of $25,000 or more.

                    1.3.12. SEC: the Securities and Exchange Commission, or any Governmental Entity succeeding to its functions.

                    1.3.13 SECURITIES ACT: the Securities Act of 1933, as amended.

                    1.3.14. SUBSIDIARY: any corporation, association, or other business entity a majority (by number of votes on the election of directors or persons holding positions with similar responsibilities) of the shares of capital stock (or other voting interests) of which is owned by Parent, the Company or their respective Subsidiaries, as the case may be.

                                    ARTICLE 2

                           THE MERGER AND CONTRIBUTION

         2.1. THE MERGER OF MERGER SUB INTO HOLDINGS. Merger Sub shall be merged, in accordance with the applicable provisions of the DGCL, with and into Holdings, which shall be and is sometimes referred to herein to as the "Surviving Corporation." The Merger shall be effected by filing a certificate of merger, substantially in the form of Exhibit A (the "Certificate of Merger") hereto, with the Secretary of State of Delaware in accordance with the applicable provisions of the DGCL. The effective date of the Merger (the
"Effective Date") shall be the date upon which the Certificate of Merger is filed with the Secretary of State of Delaware and the effective time of the Merger (the "Effective Time") shall be the time of the filing of the Certificate of Merger with the Secretary of State of Delaware.

         2.2.  SURVIVING CORPORATION AND MERGER SUB.

                  2.2.1. CORPORATE EXISTENCE. The Surviving Corporation shall continue its corporate existence under the laws of the State of Delaware. At the Effective Time, the name of the Surviving Corporation shall be and become "Diamond Acquisition Corp." The separate corporate existence of Merger Sub shall cease at the Effective Time.

                  2.2.2. CERTIFICATE OF INCORPORATION AND BY-LAWS. The Certificate of Incorporation of the Surviving Corporation shall be amended and shall be and become the Amended and Restated Certificate of Incorporation of Diamond Acquisition Corp., a copy of which appears as Attachment 1 to the Certificate of Merger that is Exhibit A to this Agreement, until such Certificate of Incorporation shall be amended thereafter in accordance with the DGCL and such Certificate of Incorporation. Without limiting the generality of the foregoing, at the Effective Time, the purposes of the Surviving Corporation and the total number of shares and the par value of each class of stock which the Surviving Corporation shall be authorized to issue shall be as set forth in such Amended and Restated Certificate of Incorporation of Diamond Acquisition Corp. The by-laws of Merger Sub, as in effect immediately prior to the Effective Time, shall be and become the by-laws of the Surviving Corporation (except that the name of the Surviving Corporation shall be Diamond Acquisition Corp.), until the same shall be amended thereafter in accordance with the DGCL, the Certificate of Incorporation of the Surviving Corporation and such by-laws.

                  2.2.3. DIRECTORS AND OFFICERS. From and after the Effective Time, the respective officers and members of the board of directors of the Surviving Corporation will consist of Timothy Fallon, Chairman, Chief Executive Officer and Director; Peter Baker, President and Director; and Bruce MacDonald, Vice President of Finance, Treasurer, Secretary and Director, each such officer to serve at the pleasure of the board of directors and each such director to hold office, subject to the applicable provisions of the Certificate of Incorporation and by-laws of the Surviving Corporation, until the next annual meeting of stockholders of the Surviving Corporation and until his or her successor shall be duly elected or appointed and shall duly qualify.

                  2.2.4. EFFECT OF THE MERGER. At the Effective Time, the effect of the Merger shall be as provided in this Agreement and the applicable provisions of the DGCL. Without limiting the generality of the foregoing, at the Effective Time, all of the estate, property, rights, privileges, powers and franchises of Holdings and Merger Sub and all of their property, real, personal or mixed, and all the debts due on whatever account to any of them, as well as all stock subscriptions and other choses in action belonging to any of them, shall be transferred to and vested in the Surviving Corporation.

         2.3.  PARENT.

                  2.3.1. CORPORATE EXISTENCE. At and after the Effective Time, Parent shall continue its corporate existence under the laws of the State of Delaware. At the Effective Time, the name of Parent shall be and become "Vermont Pure Holdings, Ltd."

                  2.3.2. CERTIFICATE OF INCORPORATION AND BY-LAWS. The Certificate of Incorporation of Parent as in effect immediately prior to the effective time, which shall be substantially in the form of Exhibit B hereto, shall be the Certificate of Incorporation of Parent thereafter, until such Certificate of Incorporation shall be amended thereafter in accordance with the DGCL and such Certificate of Incorporation. Without limiting the generality of the foregoing, at and after the Effective Time the purposes of Parent and the total number of shares and the par value of each class of stock which Parent shall be authorized to issue shall be as set forth in the Certificate of Incorporation of Parent as in effect immediately prior to the Effective Time. The by-laws of Parent as in effect immediately prior to the Effective Time, which shall be substantially in the form of Exhibit C hereto, shall be the by-laws of Parent until the same shall be amended thereafter in accordance with the DGCL, the Certificate of Incorporation of Parent and such by-laws.

                  2.3.3. DIRECTORS AND OFFICERS. From and after the Effective Time, the respective officers and members of the board of directors of Parent will consist of the following: Timothy Fallon, Chairman, Chief Executive Officer and Director; Henry E. Baker, Chairman Emeritus and Director; Peter K. Baker, President and Director; John B. Baker, Executive Vice President; Bruce MacDonald, Vice President of Finance, Chief Financial Officer and Treasurer; Philip Davidowitz, Director; Robert C. Getchell, Director; David R. Preston, Director; Ross Rapaport, Director; Norman Rickard, Director; and Beat Schlagenhauf, Director; each such officer to serve at the pleasure of the board of directors and each such director to hold office, subject to the applicable provisions of the Certificate of Incorporation and by-laws of Parent, until the next annual meeting of stockholders of Parent and until his or her successor shall be duly elected or appointed and shall duly qualify.

         2.4.  CONVERSION OF STOCK AND OTHER EQUITY SECURITIES IN THE MERGER.

                  2.4.1. HOLDINGS STOCK. At the Effective Time, by virtue of the Merger and without any action on the part of the respective holders thereof, (a) each one (1) share of the Common Stock, par value $.001 per share, of Holdings ("Holdings Stock"), issued and outstanding immediately prior to the Effective Time (other than Holdings Stock held in treasury) will be canceled and extinguished and will be converted automatically into one (1) validly issued, fully paid and nonassessable share of the Common Stock, par value $.001 per share, of Parent ("Parent Stock"); and (b) each share of Holdings Stock held in treasury will be canceled and extinguished.

                  2.4.2.   OTHER  EQUITY  SECURITIES  OF  HOLDINGS.   After  the
Effective Time, each option to purchase Holdings Stock granted by Holdings pursuant to any stock option plan of Holdings, and each warrant to purchase Holdings Stock, that is outstanding immediately prior to the Effective Time, shall, in the case of options, be deemed to be an option granted pursuant to the corresponding stock option plan of Parent, and, in the case of warrants, be deemed to be a warrant issued by Parent, and Parent shall assume all of the obligations of Holdings under each and every stock option, stock option plan, employee stock purchase plan and warrant of Holdings. Each holder of such an option or warrant shall be entitled to purchase from Parent, in accordance with the respective terms of such options and warrants, and in lieu of shares of Holdings Stock, the same number of shares of Parent Stock as the number of shares of Holdings Stock which such holder was entitled to purchase from Holdings immediately prior to the Effective Time. Except for the foregoing, each such option and warrant shall remain subject after the Effective Time to the same terms and conditions, including without limitation those with respect to the dates on which and the proportionate extent to which such options or warrants may be exercised from time to time, as were applicable to such options and warrants immediately prior to the Effective Time. Holdings hereby represents and warrants that the aggregate number of shares of Holdings Stock subject to outstanding options and warrants is 1,872,218 as of the date hereof, and agrees not to grant or issue any additional options and warrants prior to the Effective Time except with the consent of the Company.

                  2.4.3. MERGER SUB STOCK. At the Effective Time, by virtue of the Merger and without any action on the part of the respective holders thereof, each one (1) share of the Common Stock, par value $.01, of Merger Sub, issued and outstanding immediately prior to the Effective Time will be canceled and extinguished and be converted automatically into one (1) validly issued, fully paid and nonassessable share of the Common Stock, par value $.01 per share, of the Surviving Corporation.

                  2.4.4. CERTIFICATES FOR PARENT STOCK. Each issued and outstanding stock certificate evidencing shares of Holdings Stock outstanding immediately prior to the Effective Time, shall, at and after the Effective Time, by virtue of the Merger and without any action on the part of the respective holders thereof, be deemed to evidence the same number of shares of Parent Stock as the number of shares of Holdings Stock evidenced by such certificate immediately prior to the Effective Time.

         2.5.  CONTRIBUTION OF COMPANY COMMON STOCK TO PARENT

                  2.5.1. CONTRIBUTION BY STOCKHOLDERS. At the Closing, effective at the Effective Time, each Stockholder shall contribute all of his or its shares of Common Stock, no par value per share, of the Company ("Company Common Stock"), issued and outstanding immediately prior to the Closing (other than Company Common Stock, if any, held in treasury), to Parent, in each case by delivering to Parent stock certificates, duly endorsed for transfer to Parent, with signature guaranteed, evidencing all of the Company Common Stock held of record by such Stockholder.

                    2.5.2. TRANSFER OF CASH, STOCK AND SUBORDINATED NOTES BY PARENT. At the Closing, effective at the Effective Time, Parent shall transfer and remit to each Stockholder the amount of cash, the principal amount of 12% Subordinated Promissory Note due 2007 of Parent (the "Subordinated Notes"), and the number of shares of Parent Stock set forth opposite such Stockholder's name on EXHIBIT D hereto. The aggregate amount of such cash will be equal to the sum of
                    (A) $8,000,000.00, plus (B) the greater of $1,500,000 or the average amount of cash and cash-equivalents of the Company as of the close of business on the five business days immediately preceding the Effective Date. The aggregate principal amount of Subordinated Notes will be $22,600,000.00. The aggregate number of shares of Parent Stock to be issued by reason of the Contribution will be calculated by multiplying the aggregate number of shares of Company Common Stock, issued and outstanding immediately prior to the Effective Time, by the "Exchange Ratio." For purposes of this Agreement, the following definitions apply:

                    2.5.2.1. EXCHANGE RATIO: a number rounded to five decimal places equal to a fraction, the numerator of which is the "Parent Share Amount" and the denominator of which is the aggregate number of shares of Company Common Stock issued and outstanding immediately prior to the Effective Time.

                    2.5.2.2. PARENT SHARE AMOUNT: $31,100,000.00 divided by the "Share Price."

                    2.5.2.3. SHARE PRICE: the average of the closing price per share of Holdings Stock (as quoted on the American Stock Exchange) for the ten (10) business days ending on the fifth business day prior to the Effective Date of the Merger (the "Share Price Calculation"); provided, however, that if the Share Price Calculation is less than $2.80, then the Share Price shall be $2.80, and if the Share Price Calculation is more than $3.15, then the Share Price shall be $3.15.

                  2.5.3. ADJUSTMENT OF EXCHANGE RATIO. If, between the date of this Agreement and the Closing, the outstanding shares of Holdings Stock shall have been changed into a different number of shares or a different class by reason of any reclassification, recapitalization, split-up, stock dividend, stock combination, exchange of shares or readjustment, the Exchange Ratio shall be appropriately adjusted.

         2.6. FRACTIONAL SHARES. Only whole shares of Parent Stock will be issued by reason of the Contribution. Any Stockholder who would otherwise be entitled to a fraction of a share of Parent Stock (after aggregating all fractional shares of Parent Stock to be received by such Stockholder) shall have such fractional share interest rounded up or down to the nearest whole share of Parent Stock.

         2.7. DELIVERY OF CERTIFICATES; TRANSFERS OF OWNERSHIP. At or promptly after the Effective Time, Parent shall cause its transfer agent to prepare a stock certificate for each Stockholder, each such certificate to be registered in the name of such Stockholder and evidencing the total number of shares of Parent Stock issuable to such Stockholder by reason of the Contribution. If any certificate for shares of Parent Stock is to be issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it will be a condition of the issuance thereof that the certificate so surrendered will be properly endorsed, with signature guaranteed, and otherwise in proper form for transfer, and that the Stockholder requesting such exchange will have paid to Parent or any agent designated by it any transfer or other taxes required by reason of issuance of a certificate for shares of Parent Stock in any name other than that of the registered holder of the certificate surrendered, or will have established to the reasonable satisfaction of Parent or any agent designated by it that such tax has been paid or is not payable.

         2.8. CLOSING. The closing of the Merger and Contribution (the "Closing") shall take place at the offices of Foley, Hoag & Eliot LLP in Boston, Massachusetts on July 28, 2000, or at such other time and place or on such other date as the parties hereto agree (the "Closing Date").

         2.9. TAX CONSEQUENCES. It is intended by the parties hereto that the Merger and the Contribution shall constitute a transaction described in Code
Section 351.

         2.10. ADDITIONAL ACTIONS. If, at any time after the Effective Time, any further action is necessary or desirable to carry out the purposes of this Agreement or to vest, perfect or confirm in the Surviving Corporation or Parent title to or ownership or possession of any property, right, privilege, power, franchise or other asset of any constituent corporation acquired or to be acquired by reason of, or as a result of, the Merger or the Contribution, the officers and directors of the constituent corporations to this Agreement are fully authorized in the name of their respective corporations or otherwise to take, and will take, all such lawful and necessary action, so long as such action is consistent with this Agreement.

                                    ARTICLE 3
                         REPRESENTATIONS AND WARRANTIES

         Holdings represents to the Company and each of the Stockholders, and the Company represents to Parent, Holdings and Merger Sub as follows (subject in each case to such exceptions as are set forth in the representing party's attached Disclosure Schedule in the labeled section corresponding to the caption of the representation or warranty to which such exceptions relate):

         3.1.  CORPORATE  STATUS.  It is a corporation  duly organized,  validly existing and in good standing under the laws of its jurisdiction of incorporation, with the requisite corporate power to own, operate and lease its properties and to carry on its business as now being conducted. It is duly qualified or licensed to do business and is in good standing in all jurisdictions in which the character of the properties owned or held under lease by it or the nature of the business transacted by it makes such qualification necessary, except where the failure to be so qualified would not have a Material Adverse Effect. All jurisdictions in which it is qualified to do business are set forth in its Disclosure Schedule 3.1.

         3.2.  CAPITAL STOCK.

                  3.2.1. AUTHORIZED AND OUTSTANDING STOCK. Its authorized and outstanding capital stock are as set forth in its Disclosure Schedule 3.2. The Company represents that all such outstanding shares of its capital stock are, as of the date of this Agreement, and will be, immediately prior the Effective Time, owned of record and beneficially by the Stockholders in the amounts set forth opposite their respective names as set forth in its Disclosure Schedule
3.2. All such outstanding shares of capital stock, and all outstanding shares of capital stock of each of its Subsidiaries, have been duly authorized and validly issued, were not issued in violation of any Persons preemptive or similar rights, and are fully paid and nonassessable. No Person has any valid right to rescind any purchase from or issuance by it or any of its Subsidiaries of any shares of capital stock of it or any of its Subsidiaries. It owns, directly or indirectly through a Subsidiary, all of the issued and outstanding shares of the capital stock of each of its Subsidiaries, free and clear of all liens, pledges, charges, security interests, encumbrances, or adverse claims of any kind whatsoever.

                  3.2.2. OPTIONS, CONVERTIBLE SECURITIES AND SIMILAR RIGHTS. Except as set forth in its Disclosure Schedule 3.2, neither it nor any of its Subsidiaries has or is bound by any outstanding subscriptions, options, warrants, conversion rights or other rights, securities, agreements or commitments obligating it or any such Subsidiary to issue, sell or otherwise dispose of shares of its capital stock, or any securities or obligations convertible into, or exercisable or exchangeable for, any shares of its or such subsidiary's capital stock. except as set forth in its Disclosure Schedule 3.2, neither it nor any of its Subsidiaries (a) has any outstanding obligation, contractual or otherwise, to repurchase, redeem, or otherwise acquire any shares of its or such Subsidiary's capital stock, (b) is a party to or bound by, or has knowledge of, any agreement or instrument relating to the voting of its or such Subsidiary's voting securities, or (c) is a party to or bound by any agreement or instrument under which any Person has the right to require it or any of its Subsidiaries to effect, or to include any securities held by such Person in, any registration under the Securities Act.

         3.3.  SUBSIDIARIES.  Its  Subsidiaries  are as set forth in  Disclosure
Schedule 3.3, and, except as set forth therein, it does not own, directly or indirectly, any shares or other equity interest or securities in any business organization, entity or enterprise. It has delivered to Holdings, in the case of the Company, or to the Company, in the case of Holdings, true and correct copies of the charter documents and by-laws, and all amendments thereto, of each of its Subsidiaries, as in effect on the date hereof. Disclosure Schedule 3.3 sets forth a list of each of its Subsidiary's directors and officers.

         3.4. CERTIFICATE OF INCORPORATION, BY-LAWS, DIRECTORS AND OFFICERS. It has delivered to Holdings, in the case of the Company, or to the Company, in the case of Holdings, true and correct copies of its Certificate of Incorporation and by-laws, including all amendments thereto, as in effect on the date hereof. Its minute books, which have been made available to Holdings, in the case of the Company, or to the Company, in the case of Holdings, contain accurate records of all meetings and consents in lieu of meetings of its board of directors (and any committees thereof that recorded written minutes, whether permanent or temporary) and of its stockholders since the date of its incorporation, and such records accurately reflect all transactions referred to in such minutes and consents. The Company represents that its stock books accurately reflect record ownership of the Companys capital stock. Disclosure Schedule 3.4 sets forth a list of its directors and officers.

         3.5.  AUTHORITY FOR AGREEMENT; NONCONTRAVENTION

                 3.5.1. AUTHORITY. It has the corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by its board of directors and stockholders, and no other corporate proceedings on its part are necessary to authorize the execution and delivery of this Agreement and except, in the case of Holdings, for the requisite approval of its stockholders, which has not been obtained as of the date of this Agreement, the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by it and constitutes its valid and binding obligation, enforceable against it in accordance with its terms, with the qualification that enforcement of the rights and remedies created hereby are subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors, (b) general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law), and (c) in the case of Holdings, the requisite approval of its stockholders. On or before the Effective Date, the other agreements contemplated hereby to be executed and delivered by it on or before the Effective Date will have been executed and delivered by it, and, upon such execution and delivery, will constitute its valid and binding obligations, enforceable against it in accordance with their respective terms, with the qualification that enforcement of the rights and remedies created thereby are subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors, (b) general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law).

                  3.5.2.  NO CONFLICT.  SUBJECT TO OBTAINING  THE  TERMINATIONS,
CONSENTS  AND WAIVERS SET FORTH IN ITS  Disclosure Schedule   3.5,  neither the
execution and delivery of this Agreement by it, nor the performance by it of its obligations hereunder, nor the consummation by it of the transactions contemplated hereby will (a) conflict with or result in a violation of any provision of its Certificate of Incorporation or by-laws, (b) with or without the giving of notice or the lapse of time, or both, conflict with, or result in any violation or breach of, or constitute a default under, or result in any right to accelerate or result in the creation of any encumbrance pursuant to, or right of termination under, any provision of any note, mortgage, indenture, lease, instrument or other agreement, Permit, concession, grant, franchise, license, judgment, order, decree, statute, ordinance, rule or regulation to which it is a party or by which it or any of its assets or properties is bound or which is applicable to it or any of its assets or properties. No authorization, consent or approval of, or filing with or notice to, any United States or foreign governmental or public body or authority (each a "Governmental Entity") is necessary for the execution and delivery of this Agreement by it or the consummation by it of the transactions contemplated hereby, except for the filing of the Certificate of Merger with the Secretary of State of Delaware, and the filing with the SEC by Holdings or Parent of a registration statement on Form S-4 together with any required filings under Regulation C of the Securities Act in connection therewith, and related filings, if any, under state securities laws.

         3.6. FINANCIAL STATEMENTS. DISCLOSURE SCHEDULE 3.6 contains accurate and complete copies of the following financial statements (collectively, the "Financial Statements"): (a) its audited consolidated balance sheets, statements of income and statements of cash flow for each of the fiscal years ended in October 1997, October 1998 and October 1999, and (b) its unaudited consolidated balance sheet, statement of income and statement of cash flows as of, at and for the period commencing on the first day of its fiscal year 2000 through the last day of its first fiscal quarter ending in January 2000 (the "Interim Financial Statements"). The Financial Statements are based upon the information contained in its books and records and fairly present its financial condition as at the dates thereof and results of operations for the periods referred to therein. The Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis throughout the periods indicated; provided, however, that the Interim Financial Statements are subject to normal year end adjustments (which will not be material, individually or in the aggregate, when made on a basis consistent with the audited Financial Statements) and lack footnotes and other presentation items. For purposes hereof, the "Interim Balance Sheet Date" shall be January 31, 2000, in the case of the Company, and January 29, 2000, in the case of Holdings, and the balance sheet as of that date shall be the "Interim Balance Sheet."

         3.7.  ABSENCE OF MATERIAL ADVERSE CHANGES AND UNDISCLOSED LIABILITIES.

                  3.7.1. CHANGES. EXCEPT AS SET FORTH IN ITS DISCLOSURE SCHEDULE 3.7, since the Interim Balance Sheet Date, it has not suffered any Material
Adverse Effect, nor has there occurred or arisen any event, condition or state of facts of any character that could reasonably be expected to result in a Material Adverse Effect. Except as described or expressly contemplated in its
Disclosure Schedule    3.7 or by  this  Agreement,  and  without  limiting  the
generality of the foregoing, since the Interim Balance Sheet Date, it has not:

     (a) experienced any change in its or any of its Subsidiaries' assets, liabilities, sales, income or business or in their relationships with suppliers, customers, or lessors, other than changes in the ordinary course of business that have not resulted, either individually or in the aggregate, in a Material Adverse Effect;

     (b) either directly or through any Subsidiary entered into any material transaction, other than in the ordinary course of business;

     (c) sold, leased, transferred or assigned any of its assets, tangible or intangible, other than in the ordinary course of business;

     (d) experienced the loss of any director, executive officer or key employee of it or any of its Subsidiaries;

     (e) accelerated, terminated, modified in a manner adverse to it, or canceled any contract, lease, sublease, license, or sublicense (or series of related contracts, leases, subleases, licenses, and sublicenses) involving more than $25,000 to which it is a party;

     (f) canceled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $25,000 or outside the ordinary course of business;

     (g) granted any license or sublicense of any rights under or with respect to any of its Proprietary Rights other than to its distributors, resellers and other licensees under agreements as set forth on its Disclosure Schedule 3.17;

     (h) experienced material damage, destruction, or loss (whether or not covered by insurance) to its property, other than ordinary wear and tear not caused by neglect;

     (i) created or suffered to exist any encumbrance not in effect on the Interim Balance Sheet Date, other than Permitted Encumbrances, upon any of its assets, tangible or intangible;

     (j) issued, sold or otherwise disposed of, or redeemed, purchased, or otherwise acquired, any of its capital stock; granted or redeemed, purchased, canceled or otherwise acquired, any options, warrants, or other rights to purchase or obtain (including upon conversion or exercise) any of its capital stock, or any securities convertible or exchangeable into any of its capital stock; or otherwise changed its capital structure or stock ownership in any way;

     (k) declared, set aside, or paid any dividend or distribution with respect to its capital stock (whether in cash or in kind);

     (l) entered into financial arrangements for the benefit of any of any of its directors, executive officers or beneficial owners of more than 5% of its outstanding capital stock, except in the ordinary course of business consistent with past practice;

     (m) made or committed to make any capital expenditures or entered into any other material transaction, in either case outside the ordinary course of business or involving an expenditure in excess of $25,000;

     (n) amended or modified in any respect any employment contract or arrangement or any profit sharing, bonus, incentive compensation, severance, employee benefit or multiemployer plans;

     (o)  entered  into  any  employment  agreement  or  collective   bargaining
agreement or increased the compensation paid to, in any capacity, (A) any of its directors and executive officers, or (B) any of its other employees;

     (p) incurred any indebtedness for borrowed money;

     (q) written off as uncollectible any of its notes or accounts receivable or written down the value of any of its assets or inventory, other than in immaterial amounts;

     (r) changed any method of accounting or keeping its books of account or accounting practices; or

     (s) committed orally or in writing to any of the foregoing.

                  3.7.2.  LIABILITIES.  Except  as set  forth on its  Disclosure
Schedule 3.7, it has no liabilities or obligations, fixed, accrued, contingent or otherwise (collectively, "Liabilities"), that are not fully reflected or provided for on, or disclosed in the notes to, the Interim Balance Sheet, except Liabilities incurred in the ordinary course of business since the Interim Balance Sheet Date, none of which individually or in the aggregate has resulted or could reasonably be expected to result in costs to it, individually or in the aggregate, in excess of $25,000. Since the Interim Balance Sheet Date, there has not been any discharge or satisfaction by it or any of its Subsidiaries of any lien or encumbrance, or payment by any of them of any Liability other than (a)
current Liabilities included in its Interim Balance Sheet, (b) current Liabilities incurred since the Interim Balance Sheet Date in the ordinary course of business, and (c) current Liabilities incurred in connection with this transaction and set forth on its Disclosure Schedule 3.7.

         3.8. COMPLIANCE WITH APPLICABLE LAW, CERTIFICATES OF INCORPORATION AND BY-LAWS. It has all requisite licenses, permits and certificates from all
Governmental  Entities  (collectively,    Permits)  necessary  to  conduct  its
business as currently conducted, and to own, lease and operate its properties in the manner currently held and operated, except for any the absence of which, individually or in the aggregate, would not have a Material Adverse Effect. It is in compliance in all material respects with all the terms and conditions related to such Permits. There are no proceedings pending or, to its knowledge, threatened, which may result in revocation, cancellation, suspension, or any material adverse modification of any of such Permits. Its business is not being conducted in violation of any applicable law, statute, ordinance, regulation, rule, judgment, decree, order, Permit, concession, grant or other authorization of any Governmental Entity, except for violations that, individually or in the aggregate, have not resulted in, and could not reasonably be expected to result in, a Material Adverse Effect. It is not in default or violation of any provision of its Certificate of Incorporation or its by-laws.

         3.9.  LITIGATION  AND  AUDITS.  Except as set  forth on its  Disclosure
Schedule 3.9, (a) there is no claim, action, suit, arbitration or proceeding pending or, to its knowledge, threatened against or involving it, or any of its assets or properties, at law or in equity, or before any arbitrator or Governmental Entity, and there are no judgments, decrees, injunctions or orders of any Governmental Entity or arbitrator outstanding against it, and (b) there is no investigation by any Governmental Entity or any other Person with respect to it that is pending or, to its knowledge, threatened, nor has any Governmental Entity or other Person indicated to it an intention to conduct the same.

         3.10. TAX MATTERS. EXCEPT AS SET FORTH ON ITS DISCLOSURE SCHEDULE 3.10:

                  3.10.1. DEFINITIONS. As used in this Agreement, "Affiliated Group" means any affiliated group within the meaning of Code Section 1504(a) or any similar group defined under a similar provision of state, local or foreign law; "Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Section 59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not; "Tax Returns" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof; and "Treasury Regulation" means those regulations promulgated under the Code.

                  3.10.2. TAX RETURNS AND PAYMENTS. It and each of its Subsidiaries has filed all material Tax Returns required to be filed. All such Tax Returns were correct and complete in all material respects. All Taxes due and payable by it (whether or not shown on any Tax Return) have been paid (other than amounts being contested in good faith by appropriate proceedings for which adequate reserves have been established on its books). Neither it nor any of its Subsidiaries is currently the beneficiary of any extension of time within which to file any Tax Return. No claim that has not been finally resolved has ever been made by an authority in a jurisdiction where it or any of its Subsidiaries does not file Tax Returns that such entity is or may be subject to taxation by that jurisdiction. There are no encumbrances on any of its or its Subsidiaries' assets that arose in connection with any failure (or alleged failure) to pay any Tax (other than liens for Taxes that are not yet due or that are being contested in good faith by appropriate proceedings), except for encumbrances that are not reasonably likely, individually or in the aggregate, to have a Material Adverse Effect on it.

                  3.10.3. WITHHOLDING. It and each of its Subsidiaries has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party, except for amounts that are not reasonably likely, individually or in the aggregate, to have a Material Adverse Effect on it.

                  3.10.4. AUDITS. There is no pending dispute or claim concerning any Tax liability of it or any of its Subsidiaries either (a) claimed or raised by any authority in writing or (b) as to which any of its or its Subsidiaries' directors and officers (and employees responsible for Tax matters) has knowledge based upon personal contact with any agent of such authority.
Disclosure Schedule   3.10 lists all federal,  state, local, and foreign income
Tax Returns filed with respect to its taxable periods ended on or after October 31, 1994, indicates those Tax Returns that have been audited, and indicates those Tax Returns that currently are the subject of audit. It has delivered or made available to Holdings, in the case of the Company, or to the Company, in the case of Holdings, correct and complete copies of all federal income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by it since October 31, 1994.

                  3.10.5. WAIVERS AND EXTENSIONS. Neither it nor any of its Subsidiaries has granted any currently outstanding waiver of any statute of limitations in respect of Taxes or agreed to any currently outstanding extension of time with respect to a Tax assessment or deficiency.

                  3.10.6. ELECTIONS AND CONSENTS. Neither it nor any of its Subsidiaries has filed a consent under Code Section 341(f) concerning collapsible corporations. Neither it nor any of its Subsidiaries has made any payments, is not obligated to make any payments, and is not a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under either of Code Section 162(m) or 280G. Neither it nor any of its Subsidiaries is a party to any Tax allocation or sharing agreement. Neither it nor any of its Subsidiaries (a) has ever been a member of an Affiliated Group filing a consolidated federal income Tax Return (other than a group the Common Parent of which is Parent) or (b) has any liability for the Taxes of any person (other than it and its Subsidiaries) under Treasury Regulation Section 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

                  3.10.7. UNPAID TAXES. Its unpaid Taxes (a) did not, as of the Interim Balance Sheet Date, exceed the reserve for Tax liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the Interim Balance Sheet (rather than in any notes thereto) and (b) do not exceed that reserve as adjusted for the passage of time through the date of the Closing in accordance with the its past practice in filing its Tax Returns.

         3.11. EMPLOYEE BENEFIT PLANS.

                  3.11.1. LIST OF PLANS. Disclosure Schedule 3.11 hereto contains a correct and complete list of all pension, profit sharing, retirement, deferred compensation, welfare, legal services, medical, dental or other employee benefit or health insurance plans, life insurance or other death benefit plans, disability, stock option, stock purchase, restricted stock, stock compensation, bonus, vacation pay, severance pay and other similar plans, programs or agreements, relating to any persons employed by it or in which any person employed by it is eligible to participate and which it currently maintains or has maintained at any time in the last five calendar years (collectively, the "Benefit Plans"). It has provided or made available to Holdings, in the case of the Company, or to the Company, in the case of Holdings, complete copies, as of the date hereof, of all of the Benefit Plans that have been reduced to writing, together with all documents establishing or constituting any related trust, annuity contract, insurance contract or other funding instrument, and summaries of those that have not been reduced to writing. It has provided or made available to Holdings, in the case of the Company, or to the Company, in the case of Holdings, complete copies of current plan summaries, employee booklets, personnel manuals and other material documents or written materials concerning the Benefit Plans that are in its possession as of the date hereof. It does not have any "defined benefit plans" as defined in Section 3(35) of ERISA.

                  3.11.2.  ERISA. Neither it nor any of its ERISA Affiliates has
incurred any "withdrawal liability" calculated under Section 4211 of ERISA, and there has been no event or circumstance which would cause them to incur any such liability. Neither it nor any of its ERISA Affiliates has ever maintained a Benefit Plan providing health or life insurance benefits to former employees, other than as required pursuant to Code Section 4980B or to any state law conversion rights. No pension plan (as defined by ERISA) previously maintained by it or its ERISA Affiliates which was subject to ERISA has been terminated; no proceedings to terminate any such plan have been instituted within the meaning of Subtitle C of Title IV of ERISA; and no reportable event within the meaning of Section 4043 of said Subtitle C of Title IV of ERISA with respect to which the requirement to file a notice with the Pension Benefit Guaranty Corporation has not been waived has occurred with respect to any such Benefit Plan, and no liability to the Pension Benefit Guaranty Corporation has been incurred by it or its ERISA Affiliates. With respect to all the Benefit Plans, it and each of its ERISA Affiliates are in material compliance with all requirements prescribed by all statutes, regulations, orders or rules currently in effect, and have in all material respects performed all obligations required to be performed by them. Neither it nor any of its ERISA Affiliates, nor any of their directors, officers, employees or agents, nor any trustee or administrator of any trust created under the Benefit Plans, has engaged in or been a party to any "prohibited transaction" as defined in Code Section 4975 and Section 406 of ERISA which could subject it or its ERISA Affiliates, directors or employees or the Benefit Plans or the trusts relating thereto or any party dealing with any of the Benefit Plans or trusts to any tax or penalty on "prohibited transactions" imposed by Code Section 4975. Neither the Benefit Plans nor the trusts created thereunder have incurred any "accumulated funding deficiency," as such term is defined in Code Section 412 and regulations issued thereunder, whether or not waived.

                  3.11.3. PLAN DETERMINATIONS. Each Benefit Plan intended to qualify under Code Section 401(a) has been determined by the Internal Revenue Service to so qualify, and the trusts created thereunder have been determined to be exempt from tax under Code Section 501(a); copies of all determination letters have been delivered to it; and nothing has occurred since the date of such determination letters which is likely to cause the loss of such qualification or exemption. With respect to each Benefit Plan which is a qualified profit sharing plan, all employer contributions accrued for plan years ending prior to the date hereof under the Benefit Plan terms and applicable law have been made.

                3.11.4. FUNDING.Except as set forth on Disclosure Schedule 3.11:

     (a) all contributions, premiums or other payments due or required to be made to the Benefit Plans prior to the date hereof have been made as of the date hereof or are properly reflected on the Interim Balance Sheet;

     (b) there are no actions, liens, suits or claims pending or, to its knowledge, threatened (other than routine claims for benefits) with respect to any Benefit Plan;

     (c) each Benefit Plan that is a "group health plan" (as defined in Section 607(1) of ERISA) has been operated at all times in material compliance with the provisions of COBRA and any applicable, similar state law; and

     (d) with respect to any Benefit Plan that is qualified under Code Section 401(k), individually and in the aggregate, no event has occurred, and, to its knowledge, there exists no condition or set of circumstances, in connection with which it could be subject to any liability that is reasonably likely to result in costs to it, individually or in the aggregate, in excess of $25,000 (except liability for benefits claims and funding obligations payable in the ordinary course) under ERISA, the Code or any other applicable law.

         3.12. EMPLOYMENT-RELATED MATTERS.

                  3.12.1. LABOR RELATIONS. It is not a party to any collective bargaining agreement or other contract or agreement with any labor organization or other representative of any of its employees. There is no labor strike, dispute, slowdown, work stoppage or lockout that is pending or threatened against or otherwise affecting it, and it has not experienced the same at any time during the period of five years preceding the date of this Agreement. It has not closed any plant or facility, effected any layoffs of employees or implemented any early retirement or separation program at any time during such period, nor has it planned or announced any such action or program for the future with respect to which it has any liability. All salaries, wages, vacation pay, bonuses, commissions and other compensation payable by it to its employees before the date hereof have been paid or accrued in all material respects as of the date hereof.

                  3.12.2. EMPLOYEE LIST. It has delivered or made available to Holdings, in the case of the Company, or to the Company, in the case of Holdings, a list (the "Employee List") containing the name of each of its employees, and each such employee's position, starting employment date and annual salary or hourly wage. The Employee List is correct and complete as of the date of the Employee List, and is correct and complete as of the date hereof, except for changes since that date that are not material individually or in the aggregate. No third party has asserted any claim, or, to its knowledge, has any reasonable basis to assert any valid claim, against it that either the continued employment by or association with it of any of its present officers, employees or consultants contravenes any agreement or law applicable to unfair competition, trade secrets or proprietary information. To its knowledge, each of the employees listed on its Employee List intends to continue his or her employment with it after the Closing.

         3.13.  ENVIRONMENTAL.

                  3.13.1. ENVIRONMENTAL LAWS. It is in compliance in all material respects with all applicable Environmental Laws. It has not received any communication that alleges that it is not in compliance in all respects with all applicable Environmental Laws in effect on the date hereof. There are no circumstances that may prevent, and there are no circumstances specific to it that may interfere with, compliance by it in the future with all applicable Environmental Laws. All Permits and other governmental authorizations currently held by it pursuant to the Environmental Laws are in full force and effect, it is in compliance in all material respects with all of the terms of such Permits and authorizations, and no other Permits or authorizations are required by it for the conduct of its business as of the date hereof. The management, handling, storage, transportation, treatment, and disposal by it of all Materials of Environmental Concern has been in compliance in all material respects with all applicable Environmental Laws.

                  3.13.2. ENVIRONMENTAL CLAIMS. There is no Environmental Claim pending or, to its knowledge, threatened against or involving the it or any of its Subsidiaries or, to its knowledge, against any Person or entity whose liability for any Environmental Claim it has knowingly retained or assumed.

                  3.13.3. NO BASIS FOR CLAIMS. To its knowledge, there are no past or present actions or activities by it or any of its Subsidiaries, or any circumstances, conditions, events or incidents, including the storage, treatment, release, emission, discharge, disposal or arrangement for disposal of any Material of Environmental Concern, that could reasonably form the basis of any Environmental Claim against it or against any Person or entity whose liability for any Environmental Claim it has knowingly retained or assumed.

         3.14.  NO  BROKER'S  OR  FINDER'S  FEES.  EXCEPT  AS SET  FORTH  IN ITS
Disclosure Schedule   3.14, it has not paid or become  obligated to pay any fee
or commission to any broker, finder, financial advisor or intermediary in connection with the transactions contemplated by this Agreement.

         3.15.  ASSETS OTHER THAN REAL PROPERTY

                  3.15.1. TITLE. It or its Subsidiaries have good and marketable title to all of the tangible assets shown on the Interim Balance Sheet, in each case, free and clear of any mortgage, pledge, lien, claim, charge, security interest, lease or other encumbrance (collectively, "Encumbrances"), except for
(a) assets disposed of since the Interim Balance Sheet Date in the ordinary course of business, in a manner consistent with past practices and with a value, individually or in the aggregate, of $25,000 or less, (b) liabilities, obligations and Encumbrances reflected in the Interim Balance Sheet or otherwise in the Financial Statements, (C) permitted Encumbrances, and (d) liabilities, obligations and Encumbrances set forth on Disclosure Schedule 3.15.

                  3.15.2. CONDITION. Except as set forth on Disclosure Schedule 3.15, all receivables shown on the Interim Balance Sheet and all receivables accrued by it since the Interim Balance Sheet Date, have been collected or, to its knowledge, are collectible in the aggregate amount shown, less any allowances for doubtful accounts reflected therein, and, in the case of receivables arising since the Interim Balance Sheet Date, any additional allowance in respect thereof calculated in a manner consistent with the allowance reflected in the Interim Balance Sheet, it being understood that the foregoing representation and warranty is not a guaranty of collection. All material plant, equipment and personal property owned by it and its Subsidiaries and regularly used in its business is in good operating condition and repair, ordinary wear and tear excepted.

         3.16.  REAL PROPERTY.

                  3.16.1.  REAL PROPERTY.  Disclosure Schedule   3.16 lists (a)
each parcel of real property in which it or its Subsidiaries have an ownership interest and describes the plants, buildings, structures, installations, fixtures, betterments, additions and other improvements located thereon, together with all easements used or useful in connection therewith (the "Real Property"), and (b) all Encumbrances upon the Real Property.

                  3.16.2. REAL PROPERTY LEASES. Disclosure Schedule 3.16 lists all of its and its Subsidiaries' Real Property Leases. Complete copies of such Real Property Leases, including all material amendments thereto, have previously been delivered or made available by Holdings to the Company or by the Company to Holdings, as the case may be. Such Real Property Leases grant leasehold estates free and clear of all Encumbrances, except Permitted Encumbrances. Such Real Property Leases are in full force and effect and, to its knowledge with respect to any party other than it or any Subsidiary, are binding and enforceable against each of the parties thereto in accordance with their respective terms. Neither it nor, to its knowledge with respect to any party other than it or any Subsidiary, any other party to any of such Real Property Leases, has committed a material breach or default under any Real Property Lease, nor, to its knowledge with respect to any party other than it or any Subsidiary, has there occurred any event that with the passage of time or the giving of notice or both would constitute such a breach or default, nor are there any facts or circumstances known to it that would reasonably indicate that it or any of its Subsidiaries is likely to be in material breach or default thereunder. Disclosure Schedule
3.16 correctly identifies each such Real Property Lease that requires the consent of any third party in connection with the transactions contemplated hereby. No material construction, alteration or other leasehold improvement work with respect to the real property covered by any such Real Property Leases remains to be paid for or to be performed by it or any Subsidiary.

                  3.16.3. CONDITION. All buildings, structures and fixtures, or parts thereof, used by it or any of its Subsidiaries in the conduct of its or their business are in good operating condition and repair, ordinary wear and tear excepted, and are insured with coverages that are usual and customary for similar properties and similar businesses or are required, pursuant to the terms of its Real Property Leases or the terms of the Encumbrances on its Real Property, to be insured by third parties. The zoning of its Real Property and the property subject to its Real Property Leases permits the presently existing improvements and the continuation of the business presently being conducted on such Real Property and property subject to Real Property Leases.

         3.17.  INTELLECTUAL PROPERTY.

                  3.17.1. LIST OF INTELLECTUAL  PROPERTY.  Disclosure   Schedule
3.17 lists all patents, trademarks, trade names, service marks, logos, copyrights, and licenses, and any applications therefor, that are used in or necessary to its or any of its Subsidiaries' businesses as now being conducted or as currently proposed to be conducted (other than software programs that have not been customized for its or such subsidiary's use) (collectively, and together with any technology, know-how, trade secrets, processes, formulas and techniques used in or necessary to its or any of its Subsidiaries' business, "Proprietary Rights"). It and its Subsidiaries own, or are licensed or otherwise have the full and unrestricted right to use, all Proprietary Rights used in or necessary to its or its Subsidiaries' business, and no other intellectual property rights, privileges, licenses, contracts or other instruments, or evidences of interests, are necessary to the conduct of its or its Subsidiaries' business.

                  3.17.2. RIGHTS IN INTELLECTUAL PROPERTY; No Infringement In any instance where its or any of its Subsidiaries' rights to Proprietary Information arise under a license or similar agreement (other than for software programs that have not been customized for its or such subsidiary's use), such licenses and agreements are set forth in disclosure schedule 3.17, and such rights are licensed exclusively to it or such subsidiary except as indicated in disclosure schedule 3.17. Except as set forth in Disclosure Schedule 3.17, neither it nor any of its Subsidiaries has any obligation to compensate any
other Person or the use of  any proprietary  information.   Disclosure Schedule
3.17 lists every instance in which it or any of its Subsidiaries has granted to any other Person any license or other right to use in any manner any of the Proprietary Information, whether or not requiring the payment of royalties (other than licenses of commercially available software entered into in the ordinary course of business). No other Person has an interest in or right or license to use any of its or its Subsidiaries' Proprietary Information. To its knowledge, none of its or any of its Subsidiaries' Proprietary Information is being infringed by others, or is subject to any outstanding order, decree, judgment or stipulation. No litigation or other proceeding in or before any court or other Governmental Entity or adjudicatory, arbitral or administrative body either (a) relating to it or any of its Subsidiaries' Proprietary Information or (b) charging it or any of its Subsidiaries with infringement of any patent, trademark, copyright, license or other proprietary right, is pending or, or to its knowledge, threatened, nor is there, to its knowledge, any basis for any such litigation or proceeding. It and its Subsidiaries maintain reasonable security measures for the preservation of the secrecy and proprietary nature of such of their Proprietary Information as constitutes trade secrets.

                  3.17.3. YEAR 2000 READINESS. EXCEPT AS SET FORTH IN DISCLOSURE
SCHEDULE 3.17, neither it nor any of its Subsidiaries has incurred any business disruption as a result of any instance in which computer hardware or software was not Year 2000 Compliant. It has received assurances of Year 2000 Compliance from its material vendors and, to the extent material to its business and operations, its customers, financial institutions, payroll service providers and retirement plan administrators. "Year 2000 Compliant" means, with respect to computer hardware and software, that such hardware and software (a) did and will accurately receive, record, store, provide, recognize and process all date and time data from, during, into and between the twentieth and twenty-first centuries; (b) did and will accurately perform all date-dependent calculations and operations (including mathematical operations, sorting, comparing and reporting) from, during, into and between the twentieth and twenty-first centuries; and (c) did and will not malfunction, cease to function or provide invalid or incorrect results as a result of (i) the change of century, (ii) date data, including date data which represents or references different centuries or more than one century or (iii) the occurrence of any particular date; in each case without human intervention, other than original data entry.

         3.18.  AGREEMENTS, CONTRACTS AND COMMITMENTS.

     3.18.1. CONTRACTS. Except as set forth on its Disclosure Schedule 3.18, neither it nor any of its Subsidiaries is a party to:

     (a) any employment agreement with any present employee, officer, director or consultant (or former employees, officers, directors and consultants to the extent there remain at the date hereof obligations to be performed by it or any such Subsidiary);

     (b) any agreement for personal services or employment with a term of service or employment specified in the agreement in which it or any such Subsidiary has agreed on the termination of such agreement to make any payments greater than those that would otherwise be imposed by law;

     (c) any agreement to guarantee the obligations of others;

     (d)  any  agreement  or  commitment   containing  a  covenant  limiting  or
purporting to limit the freedom of it or any such Subsidiary to compete with any Person in any geographic area or to engage in any line of business;

     (e) any joint venture or profit-sharing agreement;

     (f) except for trade indebtedness incurred in the ordinary course of business and, prior to the Interim Balance Sheet Date, reflected on the Interim Balance Sheet, any loan or credit agreements providing for the extension of credit to it or any such Subsidiary or any instrument evidencing or related in any way to indebtedness incurred in the acquisition of companies or other entities or indebtedness for borrowed money by way of direct loan, sale of debt securities, purchase money obligation, conditional sale, lease, guarantee, or otherwise that individually is in the amount of $50,000 or more;

     (g) any license or royalty agreement other than those disclosed on its Disclosure Schedule 3.17;

     (h) any distribution, VAR or OEM agreement (identifying any that contain exclusivity provisions);

     (i) any agreement or arrangement with any third party to develop any intellectual property or other asset expected to be used or currently used or useful in the its or any such Subsidiary's business;

     (j) any agreement or arrangement for it or any such Subsidiary to develop any intellectual property or other asset for any third party;

     (k) any agreement or arrangement providing for the payment of any commission based on sales;

     (l) any agreement for the sale or license by or to it or any such Subsidiary of materials, products, services or supplies that involves future payments by or to it or such Subsidiary of more than $50,000;

     (m) any agreement for the purchase or capital lease by it or any such Subsidiary of any materials, equipment (including rolling stock), services, or supplies, that either (i) involves a binding commitment by it or such Subsidiary to make future payments in excess of $50,000 and cannot be terminated by it or such Subsidiary without penalty upon less than three months notice or (ii) was not entered into in the ordinary course of business;

     (n) any agreement or commitment for the acquisition, construction or sale of fixed assets owned or to be owned by it or any such Subsidiary that involves future payments by it or such Subsidiary of more than $50,000;

     (o) any agreement or commitment to which any of its present or former directors or officers (or their Affiliates or members of their immediate families) or Affiliates (or directors or officers of an Affiliate) are also parties;

     (p) any agreement not described above (ignoring, solely for this purpose, any dollar amount thresholds in those descriptions) involving the payment or receipt by it or any such Subsidiary of more than $50,000, other than the Real Property Leases; or

     (q) any agreement not described above that was not made in the ordinary course of business and that is material to the financial condition, business, operations, assets, results of operations or prospects of it or any such Subsidiary.

                  3.18.2.  VALIDITY.  Except  as set  forth  on  its  Disclosure
Schedule 3.18, all contracts, leases, instruments, licenses and other agreements or documents described or referred to thereon are enforceable against it, and to its knowledge, against the other parties thereto, and neither it nor any of its Subsidiaries has, nor, to its knowledge, has any other party thereto, committed any material breach of or default under the terms of any such contract,  lease,  instrument,  license  or other  agreement  or  document.  Its
Disclosure Schedule   3.18  identifies  each  agreement and other  document set
forth thereon or disclosed by it on another section of itS Disclosure Schedule that requires the consent of a third party in connection with the transactions contemplated hereby.

         3.19. INSURANCE.  Its Disclosure Schedule   3.19 lists all contracts of
insurance  and  indemnity  (not  shown  on  another  section  of its  Disclosure
Schedule) in force at the date hereof with respect to it or any of its Subsidiaries (collectively, the "Insurance Contracts"). All of the Insurance Contracts are in full force and effect, with no default thereunder by it or any such Subsidiary that could permit the insurer to deny payment of claims thereunder. The execution and delivery of this Agreement by it or any of its Affiliates, and the consummation of the transactions contemplated hereby, will not cause it or any of its Subsidiaries to be in violation or default under any Insurance Contracts, nor, to its knowledge, entitle any other party thereto to terminate or modify an Insurance Contract. Neither it nor any of its Subsidiaries has received notice from any insurance carriers that any insurance premiums will be materially increased in the future or that any insurance coverage provided under the Insurance Contracts will not be available in the future on substantially the same terms as now in effect. Neither it nor any of its Subsidiaries has received or given a notice of cancellation with respect to any of the Insurance Contracts.

         3.20.  BANKING  RELATIONSHIPS.  Its  Disclosure Schedule   3.20 hereto
shows the names and locations of all banks and trust companies in which it or any of its Subsidiaries has accounts, lines of credit or safety deposit boxes and, with respect to each account, line of credit or safety deposit box, the names of all persons authorized to draw thereon or to have access thereto.

         3.21. NO APPRAISAL RIGHTS. Its stockholders will not be entitled to dissenters' rights of appraisal or similar rights in connection with the Merger or the transactions contemplated in connection therewith.

         3.22. SUPPLIERS, DISTRIBUTORS AND CUSTOMERS. To its knowledge, the relationships of it and its Subsidiaries its and their suppliers, distributors and customers are satisfactory commercial working relationships. Since the Interim Balance Sheet Date, no material supplier, distributor or customer of it or any such Subsidiary has canceled or otherwise modified its relationship with it or any such Subsidiary in a manner materially adverse to it or any such Subsidiary and, to its knowledge, no supplier, distributor or customer of it or any of its Subsidiaries has any intention to do so.

         3.23. PRODUCT WARRANTIES. Each product sold, leased, licensed or delivered by it or any of its Subsidiaries has been in material conformity with all applicable contractual commitments and all express and implied warranties, and neither it nor any such Subsidiary has any Liability, individually or in the aggregate (and none of them has any knowledge of any basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand giving rise to any such Liability, individually or in the aggregate) that could reasonably be expected to result in costs to it or any such Subsidiary, individually or in the aggregate, in excess of $25,000 for replacement or repair thereof or other damages in connection therewith. Its
Disclosure Schedule   3.23 includes copies of the standard terms and conditions
of license and sale for it and its Subsidiaries (containing APPLICABLE WARRANTY and indemnity provisions). Except as set forth on its Disclosure Schedule 3.23, no product sold, leased, licensed or delivered by the Company is subject to any guarantee, warranty, or other indemnity beyond the applicable standard terms and conditions of license and sale and such other indemnities and warranties disclosed on its Disclosure Schedule 3.23.

         3.24. ACQUIRED BUSINESS. The Company represents that upon consummation of the Contribution to Parent by the Stockholders of all of their capital stock of the Company, Parent will own, of record and beneficially, free and clear of all liens, pledges, charges, security interests, encumbrances, or adverse claims of any kind whatsoever, all of the capital stock of the Company outstanding immediately prior to the Effective Time.

         3.25. ACCOUNTING SYSTEM. It maintains a system of internal accounting controls sufficient to provide reasonable assurance that (a) transactions are executed in accordance with managements general or specific authorizations; (b) transactions are recorded as necessary to permit preparation of financial statements in a manner consistent with its past accounting practices and to maintain asset accountability; (c) access to assets is permitted only in accordance with managements general or specific authorization; and (d) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

         3.26. SEC STATEMENTS, REPORTS AND DOCUMENTS. Holdings represents that it has delivered or made available to the Company true and complete copies of
(a) all reports on Forms 10-K or 10-KSB, 10-Q or 10-QSB and 8-K filed by it with the SEC since January 1, 1999, and (b) all amendments to such reports filed by Holdings with the SEC (the documents referred to in clauses (a) and (b) being hereinafter referred to as the "Holdings Public Filings"). As of their respective dates, the Holdings Public Filings complied in all material respects with all applicable requirements of the Securities Act and the Exchange Act and the rules and regulations promulgated thereunder, and did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the Holdings Public Filings is required to be amended or supplemented.

         3.27. FAIRNESS OPINION. Holdings represents that it has received the oral opinion of Duff & Phelps, LLC, its financial advisor (the "Financial Advisor"), that the Merger and the Contribution and the other transactions contemplated thereby are fair, from a financial point of view, to its stockholders.

         3.28. CREDIT COMMITMENT. Each of Holdings and the Company represents that it has entered into a credit commitment with Webster Bank as set forth in commitment letter of Webster Bank dated as of April 14, 2000.

         3.29. FULL DISCLOSURE. Neither this Agreement nor any written statement, report or other document furnished or to be furnished by it or any of its Subsidiaries pursuant to this Agreement or in connection with the transactions contemplated hereby contains, or will contain, any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein not false or misleading. There is no fact known to it or any of its Subsidiaries which has not been disclosed to Holdings, in the case of the Company, or to the Company, in the case of Holdings, that could reasonably be expected to have a Material Adverse Effect on (a) the ability of it or any of its Subsidiaries to perform this Agreement and carry out the transactions contemplated hereby, or (b) its consolidated financial condition, business, operations, assets, properties, results of operations or prospects.

                                    ARTICLE 4

               REPRESENTATIONS AND WARRANTIES OF THE STOCKHOLDERS

         Each of the Stockholders, severally and not jointly, represents and warrants to Parent, Holdings and Merger Sub as follows:

         4.1. AUTHORITY. Such Stockholder has the power to enter into this Agreement and the other agreements contemplated hereby to be signed by such Stockholder and to consummate the transactions contemplated hereby and thereby. Such Stockholder has good title to the shares of company common stock purportedly owned by such stockholder as shown on Disclosure Schedule 3.2, free and clear of all Encumbrances other than restrictions on transfer imposed by reason of the issuance of such shares without registration or qualification under applicable securities laws. This Agreement and the other agreements contemplated hereby to be signed by such Stockholder have been duly executed and delivered by such Stockholder, and constitute the valid and binding obligations of such Stockholder, enforceable against such Stockholder in accordance with their respective terms, subject to the qualifications that enforcement of the rights and remedies created hereby and thereby is subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors and (b) general principles of equity (regardless of whether the enforcement is considered in a proceeding in equity or at law). On or before the Effective Date, the other agreements contemplated hereby to be executed and delivered by any Stockholder on or before the Effective Date will have been executed and delivered by such Stockholder, and, upon such execution and delivery, will constitute valid and binding obligations of such Stockholder, enforceable against such Stockholder in accordance with their respective terms, subject to the qualifications that enforcement of the rights and remedies created thereby are subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors and (b) general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law).

         4.2. NO CONFLICT. Neither the execution and delivery of this Agreement by such Stockholder and the other agreements contemplated hereby to be signed by such Stockholder, nor the performance by such Stockholder of such Stockholder's obligations hereunder or thereunder, nor the consummation by such Stockholder of the transactions contemplated hereby or thereby will with or without the giving of notice or the lapse of time, or both, conflict with, or result in any violation or breach of, or constitute a default under, or result in any right to accelerate or result in the creation of any Encumbrance pursuant to, or right of termination under, any provision of any note, mortgage, indenture, lease, instrument or other agreement, Permit, concession, grant, franchise, license, judgment, order, decree, statute, ordinance, rule or regulation to which such Stockholder is a party or by which such Stockholder or any of such Stockholder's assets or properties is bound or which is applicable to such Stockholder or any of such Stockholders assets or properties.

         4.3 NO BROKER'S OR FINDER'S FEES. Such Stockholder has not paid or become obligated to pay any fee or commission to any broker, finder, financial advisor or intermediary in connection with the transactions contemplated by this Agreement.

         4.4 SOPHISTICATION. Such Stockholder by reason of such Stockholder's business and financial experience, and the business and financial experience of those persons retained by such Stockholder to advise such Stockholder with respect to the cash and shares of Parent Stock to be received by such Stockholder by reason of the Contribution, has such knowledge, sophistication and experience in business and financial matters as to be capable of evaluating the merits and risks of the transactions contemplated by this Agreement. Such Stockholder acknowledges that he or it has been granted the opportunity to ask questions of, and receive answers from, representatives of Holdings concerning Holdings and Parent and the Parent Stock that such Stockholder is receiving by reason of the Contribution, and to obtain any additional information that such Stockholder deems necessary to verify the accuracy of the answers such Stockholder received from such representatives. Such Stockholder represents and warrants that such Stockholder is an "accredited investor" within the meaning of Rule 501 promulgated under the Securities Act.

                                    ARTICLE 5

             REPRESENTATIONS AND WARRANTIES OF PARENT AND MERGER SUB

         Parent and Merger Sub, jointly and severally, represent and warrant to the Company and the Stockholders as follows:

         5.1. CORPORATE STATUS OF PARENT AND MERGER SUB. Each of Parent and Merger Sub is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the requisite corporate power to own, operate and lease its properties and to carry on its business as now being conducted.

         5.2.  AUTHORITY FOR AGREEMENT; NONCONTRAVENTION

                  5.2.1. AUTHORITY. Each of Parent and Merger Sub has the corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the boards of directors of Parent and Merger Sub and the stockholder of Merger Sub and no other corporate proceedings on the part of Parent or Merger Sub are necessary to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by Parent and Merger Sub and constitutes the valid and binding obligation of Parent and Merger Sub, enforceable against each of them in accordance with its terms, subject to the qualifications that enforcement of the rights and remedies created hereby are subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors and (b) general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law). On or before the Effective Date, the other agreements contemplated hereby to be executed and delivered by Parent and Merger Sub on or before the Effective Date will have been executed and delivered by Parent and Merger Sub, and, upon such execution and delivery, will constitute valid and binding obligations of Parent and Merger Sub, enforceable against Parent and Merger Sub in accordance with their respective terms, subject to the qualifications that enforcement of the rights and remedies created thereby are subject to (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other laws of general application affecting the rights and remedies of creditors and (b) general principles of equity (regardless of whether enforcement is considered in a proceeding in equity or at law).

                  5.2.2. NO CONFLICT. Neither the execution and delivery of this Agreement by Parent or Merger Sub, nor the performance by Parent or Merger Sub of its obligations hereunder, nor the consummation by Parent or Merger Sub of the transactions contemplated hereby will (a) conflict with or result in a violation of any provision of the Certificates of Incorporation or by-laws of Parent or Merger Sub, or (b) with or without the giving of notice or the lapse of time, or both, conflict with, or result in any violation or breach of, or constitute a default under, or result in any right to accelerate or result in the creation of any Encumbrance pursuant to, or right of termination under, any provision of any note, mortgage, indenture, lease, instrument or other agreement, Permit, concession, grant, franchise, license, judgment, order, decree, statute, ordinance, rule or regulation to which Parent or Merger Sub is a party or by which either of them or any of their respective assets or properties is bound or which is applicable to either of them or any of their assets or properties. No authorization, consent or approval of, or filing with or notice to, any Governmental Entity is necessary for the execution and delivery of this Agreement by Parent or Merger Sub or the consummation by Parent or Merger Sub of the transactions contemplated hereby, except for (i) the filing of the Certificate of Merger with the Secretary of State of Delaware, and (ii) any filings as may be required under applicable federal or state securities laws.

         5.3 LITIGATION. There is no claim, action, suit arbitration or proceeding pending or, to the knowledge of Parent, threatened against or involving Parent which, if determined adversely to Parent, could have a material adverse effect on the financial condition, business, operations, assets, properties, results of operations or prospects of Parent.

         5.4 INTERIM OPERATIONS OF MERGER SUB. Parent and Merger Sub were formed solely for the purpose of engaging in the transactions contemplated by this Agreement and have engaged in no business activities other than as contemplated by this Agreement.

                                    ARTICLE 6

                       CONDUCT PRIOR TO THE EFFECTIVE TIME

         Each of Holdings and the Company, in each case for itself and each of its Subsidiaries, covenants and agrees as follows, from and after the date of this Agreement and until the Effective Time, except as otherwise expressly contemplated by or set forth in this Agreement or expressly consented to in writing by the Company, in the case of Holdings, or by Holdings, in the case of the Company:

         6.1. GENERAL CONDUCT OF BUSINESS. Between the date of this Agreement and the Effective Time or the date, if any, on which this Agreement is earlier terminated pursuant to its terms, it shall (a) carry on its business in the usual, regular and ordinary course in substantially the same manner as heretofore conducted, pay its debts and taxes when due subject to good faith disputes over such debts or taxes, pay or perform other material obligations when due subject to good faith disputes over such obligations, and use all reasonable efforts consistent with past practices and policies to preserve intact its present business organization, keep available the services of its present officers and employees and preserve its relationships with customers, suppliers and others having business relationships with it, to the end that its goodwill and ongoing business be unimpaired at the Effective Time, and (b) promptly notify Holdings, in the case of the Company, or the Company, in the case of Holdings, of any event or occurrence not in the ordinary course of its business which will result or could reasonably be expected to result in costs to it, individually or in the aggregate, in excess of $100,000, or that could prevent or materially delay the consummation of the transactions contemplated hereby. Without limiting the generality of the foregoing except as indicated in the specific exceptions set forth below, it shall not:

                         (a)  amend its Certificate of Incorporation or by-laws;

                         (b) declare or pay any dividends or distributions on its outstanding shares of capital stock nor purchase, redeem or otherwise acquire for consideration any shares of its capital stock or other securities except in accordance with agreements existing as of the date hereof;

                         (c) issue or sell any shares of its capital stock (except pursuant to any options, stock appreciation or purchase rights, warrants, conversion rights or other rights, securities or commitments obligating it to issue or sell any shares of its capital stock and outstanding as of the date hereof), effect any stock split or otherwise change its capitalization as it exists on the date hereof, or issue, grant, or sell any options, stock appreciation or purchase rights, warrants, conversion rights or other rights, securities or commitments obligating it to issue or sell any shares of its capital stock, or any securities or obligations convertible into, or exercisable or exchangeable for, any shares of its capital stock;

                           (d) borrow or agree to borrow any funds or voluntarily incur, or assume or become subject to, whether directly or by way of guaranty or otherwise, any obligation or Liability, except obligations incurred in the ordinary course of business consistent with past practices and except for debt incurred pursuant to the commitment letter referred to in Section 3.28 and the Subordinated Notes;

                           (e) pay, discharge or satisfy any claim, obligation or Liability in excess of $50,000 (in any one case) or $100,000 (in the aggregate), other than the payment, discharge or satisfaction in the ordinary course of business of obligations reflected on or reserved against in the Interim Balance Sheet, or incurred since the Interim Balance Sheet Date in the ordinary course of business consistent with past;

                           (f) except as required by applicable law, adopt or amend in any material respect, any agreement or plan (including severance arrangements) for the benefit of its employees;

                           (g) sell, mortgage, pledge or otherwise encumber or dispose of any of its assets which are material, individually or in the aggregate, to its business, except in the ordinary course of business consistent with past;

                           (h) acquire by merging or consolidating with, or by purchasing any equity interest in or a material portion of the assets of, any business or any corporation, partnership interest, association or other business organization or division thereof, or otherwise acquire any assets which are material, individually or in the aggregate, to the its business, except in the ordinary course of business consistent with past practices;

                           (i) grant any bonus; grant any increase in the rate of pay or otherwise increase the compensation payable or to become payable to any officer, director, key salaried employee, or agent; grant any increase in the rates of pay or other compensation payable to its employees, other than increases in the salaries of non-officer employees made in the ordinary course of business consistent with past practices; or institute or increase the benefits under any bonus, insurance, pension or other benefit plan, payment, contract, commitment or arrangement;

                           (j) enter into any transaction with any Affiliate other than (A) transactions involving only the elimination of rights, claims or other benefits of such Affiliate, with no adverse consequences to it (including without limitation the obtaining of the terminations, consents and waivers set forth in its Disclosure Schedule 3.5); (B) the payment of compensation and reimbursement of expenses in accordance with existing employment agreements and usual past practices); (C) subject to this Section, sales of goods and services to its Subsidiaries in the ordinary course of business consistent with past practices; and (D) the transfer of funds to its Subsidiaries solely for the purpose of investment in bank time deposits or money market investments;

                           (k) dispose of, permit to lapse, or otherwise fail to preserve the its right to use its Proprietary Rights or enter into any settlement regarding the breach or infringement of, any of its Proprietary Rights, or modify any existing rights with respect thereto, other than in the ordinary course of business consistent with past practices, and other than any such disposal, lapse, failure, settlement or modification that does not have, and could not reasonably be expected to have, a Material Adverse Effect;

                           (l) enter into any contract or commitment or take any other action that is not in the ordinary course of its business or could reasonably be expected to have an adverse impact on the transactions contemplated hereunder or that would result or could reasonably be expected to result in costs to it, individually or in the aggregate, in excess of $100,000;

                           (m) amend in any material respect any agreement to which it is a party or to which any of its property or assets is bound, the amendment of which will result or could reasonably be expected to result in costs to it, individually OR IN THE AGGREGATE, IN EXCESS OF $100,000, except as provided herein with respect to the execution of new employment agreements as set forth in Section 7.9 or otherwise executed in connection with the execution of this Agreement;

                           (n) waive, release, transfer or permit to lapse any claims or rights (i) that has a value, or involves payment or receipt by it, of more than $25,000 or (ii) the waiver, release, transfer or lapse of which would result or could reasonably be expected to result in costs to it in excess of $25,000;

                           (o) make any change in any method of accounting or accounting practice; or

                           (p) agree,  whether in writing or otherwise,  to take
any action described in this Section.

         6.2. INSURANCE. It shall maintain with financially sound and reputable insurance companies, funds or underwriters adequate insurance (including without limitation insurance described in its Disclosure Schedule 3.19) of the kinds, covering such risks, and in such amounts, and with such deductible and exclusions, as are consistent with past practices.

         6.3. CONSENTS OF THIRD PARTIES. It shall employ its best efforts to secure, before the Closing Date, the consent, in form and substance satisfactory to the other party and its counsel, to the consummation of the transactions contemplated by this Agreement by each party to any of its contracts, commitments, or obligations under which such transactions would constitute a default, or would accelerate, modify or vest any rights or obligations of it or any other party thereto, or would permit cancellation or termination by any other party of any such contract, commitment or obligation.

         6.4. COMPLIANCE WITH LAWS. It shall duly comply in all material respects with all applicable laws, rules, regulations and orders.

         6.5. ACCESS AND INFORMATION. It shall afford to the other and to its officers, employees, accountants, counsel and other authorized representatives full and complete access, upon 24 hours advance telephone notice, during regular business hours, throughout the period prior to the earlier of the Effective Time or the termination of this Agreement pursuant to its terms, to its offices, properties, books and records, and shall use reasonable efforts to cause its representatives and independent public accountants to furnish to the other party such additional financial and operating data and other information as to its business, customers, vendors and properties as the other may from time to time reasonably request. It shall exercise such rights in a manner so as not to interfere unreasonably with the normal business operations of the other.

         6.6. PUBLIC DISCLOSURE. It agrees that its non-disclosure obligations contained in a Mutual Agreement of Confidentiality dated November 8, 1999 by and between Holdings and the Company, and any other non-disclosure obligations agreed to in writing by Holdings and the Company, shall remain in full force and effect in accordance with the terms of such letter agreement and such other writings. Unless otherwise required by law, any press release or other public disclosure of information regarding this Agreement or the transactions contemplated hereby will be prepared by Holdings, subject to the approval of the Stockholders, which approval shall not be unreasonably withheld or delayed.

                                    ARTICLE 7

                              ADDITIONAL AGREEMENTS

         7.1. FILING OF PROXY STATEMENT/PROSPECTUS. Parent and Holdings shall prepare and file with the SEC a registration statement on Form S-4 or other appropriate form (including all duly filed amendments and supplements thereto, the "Registration Statement"), relating to the registration under the Securities Act of the Parent Stock to be issued in the Merger and the Contribution, and shall file with appropriate state securities administrators such registration statements or other documents, if any, as may be required under applicable blue sky laws to register or qualify such shares in such states as are necessary to consummate the Merger and the Contribution. Parent and Holdings shall use commercially reasonable efforts to have the Registration Statement declared effective by the SEC as promptly as practicable. The parties to this Agreement agree to correct promptly any information provided by each of them for use in the Registration Statement that contains any untrue statement of a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading. The prospectus contained in the Registration Statement will also constitute a proxy statement of Holdings for the meeting of its stockholders to be held to approve the Merger (the "Stockholder Approval"). Holdings shall, as promptly as practicable, take all steps necessary to call, give notice of, convene and a hold a meeting of its stockholders for the purpose of approving this Agreement, the Merger, and the other transactions contemplated hereby, and shall recommend to its stockholders, and solicit proxies for, and in general use its best commercially reasonable efforts to obtain, the Stockholder Approval and stockholder approval of all other matters that Holdings shall submit to its stockholders.

         7.2. PROCEDURES IN CONNECTION WITH THE REGISTRATION STATEMENT; COOPERATION. Parent and Holdings shall promptly notify the Company of the receipt by Parent or Holdings of any comments of or requests by the SEC with respect to the Registration Statement and will promptly supply the Company with copies of correspondence between the Parent, Holdings and its representatives, on the one hand, and the SEC or members of its staff or any other appropriate government officials, on the other, with respect to the Registration Statement. The parties to this Agreement will use all reasonable efforts to obtain and furnish the information required to be included in the Registration Statement and shall each use commercially reasonable efforts to respond promptly to any comments made by the SEC or any other governmental official with respect to the Registration Statement and any preliminary versions thereof and to cause the proxy statement contained therein to be mailed to the stockholders of Holdings as soon as practicable; provided, however, that Parent and Holdings shall direct and control all communications with the SEC with respect to the Registration Statement, and the Company and the Stockholders shall cooperate therewith. Parent or Holdings shall advise the Company, promptly after it receives notice thereof, of the time when the Registration Statement has become effective or any amendment or supplement thereto has been filed, or the issuance of any stop order in any jurisdiction, of the initiation or threat of any proceeding for such purpose, or of any request by the SEC for the amendment or supplement of the Registration Statement or for any additional information.

         7.3. BLUE SKY LAWS. Parent and Holdings shall take such steps, if any, as may be necessary to comply with the securities and blue sky laws of all jurisdictions which are applicable to the issuance of shares of Parent Stock pursuant to the Merger and the Contribution except that it will not be required to execute a general consent to service of process in jurisdictions where it has not already done so. The Company and the Stockholders shall use commercially reasonable efforts to assist Parent and Holdings as may be necessary to comply with the securities and blue sky laws of all jurisdictions which are applicable in connection with the issuance of Parent Stock pursuant hereto. Each Stockholder represents that such Stockholder has resided, and continues to reside, in the State of Connecticut at all times since November 8, 1999.

         7.4. AMERICAN STOCK EXCHANGE LISTING. Parent agrees to authorize for listing on the American Stock Exchange, prior to the Effective Time, the shares of Parent Stock issuable in connection with the Merger and the Contribution, upon official notice of issuance.

         7.5. EXPENSES. Parent and Holdings shall be responsible for their own costs and expenses in connection with the Merger, including fees and disbursements of consultants, investment bankers and other financial advisors, brokers and finders, counsel and accountants. The Company shall be responsible for its and the Stockholders' costs and expenses in connection with the Merger and the Contribution, including fees and disbursements of consultants, investment bankers and other financial advisors, brokers and finders, counsel and accountants.

         7.6. EXCLUSIVITY. From and after the date of this Agreement until the earlier of the Effective Time and termination of this Agreement in accordance with Article 10 hereof (the Exclusivity Period), the Company and the Stockholders shall not, directly or indirectly, through any officer, director, employee, Affiliate or agent of the Company or any Stockholder, or otherwise, take any action to solicit, initiate, seek, entertain, encourage or support any inquiry, proposal or offer from, furnish any information to, or participate in any negotiations with, any third party regarding any acquisition of the Company, any merger or consolidation with or involving the Company, or any acquisition of any material portion of the stock or assets or the Company. The Company and the Stockholders agree that in no event shall the Company or any Stockholder accept or enter into an agreement concerning any such third party acquisition transaction during the Exclusivity Period. The Company and the Stockholders shall notify Parent and Holdings immediately after receipt by the Company or any Stockholder (or any officer, director, employee, Affiliate or agent of the Company or any Stockholder) at any time during the Exclusivity Period of any unsolicited proposal for, or inquiry respecting, any third party acquisition transaction involving the Company or any request for nonpublic information in connection with such a proposal or inquiry, or for access to the properties, books or records of the Company by any person, or entity that informs the Company or any Stockholder that it is considering making, or has made, such a proposal or inquiry. Such notice to Parent will indicate in reasonable detail the identity of the person making the proposal or inquiry and the terms and conditions of such proposal or inquiry.

         7.7. TAX-FREE TREATMENT; TAX MATTERS CERTIFICATES. Parent, Holdings and the Company shall each use all reasonable efforts to cause the Merger and the Contribution, taken together, to be treated as a transaction described in
Section 351 of the Code. Parent and Holdings, on the one hand, and the Company, on the other, shall use all reasonable efforts to obtain, as promptly as practicable following the date hereof and in any event prior to the Effective Time, such oral or written assurances as it reasonably deems sufficient to enable it to execute and deliver to the Company, in the case of Parent and Holdings, or to Parent and Holdings, in the case of the Company, certificates substantially in the forms set forth in Exhibit E hereto (the "Tax Matters Certificates") as an exhibit to the tax matters opinions to be delivered at the Closing in accordance with Section 8.2.6 of this Agreement.

         7.8. TRANSFER OF THE WATERTOWN, CONNECTICUT FACILITY AND THE RELATED MORTGAGE DEBT; LEASES. At or before the Closing, the Company shall transfer and sell its Watertown, Connecticut facility to one or more Stockholders, or an entity controlled by one or more of them, in consideration of the assumption by such buyer or buyers of the mortgage debt currently secured thereby, and shall cause the transfer or assumption to or by such buyer or buyers of the mortgage debt currently secured thereby, with no further liability therefor attaching to the Company or any other corporate party to this Agreement. The sale and transfer of the Watertown facility shall be permissible under this Agreement notwithstanding any other provision to the contrary herein. Contemporaneously with the execution and delivery of this Agreement, the Company and each other party thereto has executed and delivered leases in the FORMS OF EXHIBIT F, EXHIBIT G AND EXHIBIT H with respect to the facilities currently owned or leased by the Company in Watertown and Stamford, Connecticut, such leases to be effective at the Closing.

         7.9. EMPLOYMENT AGREEMENTS. Contemporaneously with the execution and delivery of this Agreement, Parent and Holdings' wholly owned subsidiary Vermont Pure Springs, Inc. and each other party thereto has executed and delivered employment agreements (which shall have the effect of terminating any existing employment agreements) in the forms attached hereto as Exhibit I, Exhibit J, Exhibit K, Exhibit L and Exhibit M with, respectively, Timothy Fallon, Bruce MacDonald, Peter K. Baker, John B. Baker and Henry E.Baker, such employment agreements to be effective at the Closing.

         7.10. LOCK-UP AGREEMENTS. At the Closing, each of the Stockholders shall have furnished to Parent and Holdings a Lock-Up Agreement, substantially in the form of Exhibit N, prohibiting until the first anniversary of the Closing Date the sale, transfer, pledge or other disposition by him or it of the shares of Parent Stock received in connection with the Contribution.

         7.11. BOARD OF DIRECTORS OF PARENT. Prior to the Closing, effective at the Effective Time, the board of directors of Parent will establish the size of the full board at nine directors, six of whom shall be current directors of Holdings, and will elect to the board Peter Baker, Ross Rapaport and Henry Baker. Subject only to the fiduciary duties of its directors, with respect to the first annual meeting of stockholders following the Closing, Parent will use its best efforts to nominate and cause Peter Baker, Ross Rapaport and Henry Baker to be elected as a member of the Board of Directors.

         7.12. DISCLOSURE SUPPLEMENTS. From time to time prior to the Effective Time, and in any event immediately prior to the effective time, each of Holdings and the Company shall promptly supplement or amend its Disclosure Schedule with respect to any matter hereafter arising that, if existing, occurring, or known at the date of this Agreement, would have been required to be set forth or described in such Disclosure Schedule or that is necessary to correct any information in such Disclosure Schedule that is or has become inaccurate. Notwithstanding the foregoing, if any such supplement or amendment discloses a Material Adverse Effect, the conditions to the other party's obligations to consummate the Merger and the Contribution set forth in Article 8 hereof shall be deemed not to have been satisfied.

         7.13. REASONABLE EFFORTS. Subject to terms and conditions herein provided, each of the parties agrees to use all reasonable efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger and the Contribution and the other transactions contemplated by this Agreement. Without limiting the generality of the foregoing, the Parent, Holdings and the Company each will use all reasonable efforts to obtain all approvals, authorizations, consents and waivers from, and give all notices to, any public or private third parties that are necessary on its part in order to effect the transactions contemplated hereby.

                                    ARTICLE 8

                              CONDITIONS PRECEDENT

         8.1. CONDITIONS PRECEDENT TO THE OBLIGATIONS OF EACH PARTY. The obligations of the parties hereto to effect the Merger and the Contribution shall be subject to the fulfillment at or prior to the Closing of the following conditions:

                  8.1.1. NO INJUNCTION. No injunction or restraining or other order issued by a court of competent jurisdiction that prohibits or materially restricts the consummation of the Merger, the Contribution or the other transactions contemplated hereby shall be in effect (each party agreeing to use all reasonable efforts to have any injunction or other order immediately lifted), and no action or proceeding shall have been commenced seeking any injunction or restraining or other order that seeks to prohibit, restrain, invalidate or set aside consummation of the Merger, the Contribution or any of the other transactions contemplated hereby.

                  8.1.2. ILLEGALITY. There shall not have been any action taken, and no statute, rule or regulation shall have been enacted, by any state or federal government agency that would prohibit or materially restrict the consummation of the Merger, the Contribution or the other transactions contemplated hereby.

                  8.1.3. PREMERGER NOTIFICATION COMPLIANCE. To the extent applicable, if any, all requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules promulgated thereunder applicable to the transactions contemplated hereby shall have been met, including, without limitation, all necessary filing and waiting requirements, and neither the United States Department of Justice nor the Federal Trade Commission shall have raised objection to the transactions contemplated hereby.

                  8.1.4. STOCKHOLDER APPROVAL. Holdings shall have obtained the Stockholder Approval specified in Section 7.1.

                  8.1.5. CREDIT COMMITMENT. The credit commitment of Webster Bank described in Section 3.28 shall be in full force and effect as of the Closing Date, and all conditions to the disbursement of funds thereunder in accordance with the terms and provisions thereof shall have been satisfied.

                  8.1.6. REGISTRATION STATEMENT. The Registration Statement shall have been declared effective by the SEC and at the Closing Date shall remain effective and shall not be subject to any stop order.

         8.2. CONDITIONS PRECEDENT TO THE OBLIGATIONS OF PARENT, HOLDINGS, MERGER SUB, THE COMPANY AND THE STOCKHOLDERS TO EFFECT THE MERGER AND THE CONTRIBUTION. The obligation of Parent, Holdings and Merger Sub (collectively, the "VPS Parties") to effect the Merger, and the obligation of the Stockholders to effect the Contribution, shall be subject to the fulfillment by the Company and the Stockholders (collectively, the "CRI Parties"), at or prior to the Closing Date, of each of the indicated conditions below, or the written waiver of fulfillment of any such indicated condition by the VPS Parties,. The obligation of the CRI Parties to effect the Contribution shall be subject to the fulfillment by the VPS Parties, at or prior to the Closing Date, of each of the indicated conditions below, or the written waiver of fulfillment of any such indicated condition by the CRI Parties.

                  8.2.1. REPRESENTATIONS AND WARRANTIES. The representations and warranties of the VPS Parties or the CRI Parties, as the case may be, set forth in this Agreement shall be true and correct in all material respects on and as of the Effective Time, except for changes expressly contemplated by this Agreement and except for those representations and warranties which address matters only as of a particular date (which shall remain true and correct as of such date), with the same force and effect as if made on and as of the Effective Time; and, without limiting the generality of the foregoing, the VPS Parties and the CRI Parties, as the case may be, shall have obtained all of the terminations, consents and waivers set forth in Disclosure Schedule 3.5 to be obtained by the appropriate party.

                  8.2.2. AGREEMENTS AND COVENANTS. Each of the VPS Parties, and each of the CRI Parties, as the case may be, shall have performed in all material respects all of their agreements and covenants set forth herein that are required to be performed by it at or prior to the Effective Time.

                  8.2.3. NO MATERIAL CHANGE. Since the date of this Agreement, there shall not have been any material damage to or loss or destruction (whether or not covered by insurance) of any of the properties or assets owned or leased by the VPS Parties or the Company, as the case may be, nor has there been any Material Adverse Effect or the imposition of any law, rule, regulation or order that could reasonably be expected to have a Material Adverse Effect upon the VPS Parties or the Company, as the case may be.

                  8.2.4. OFFICERS' CLOSING CERTIFICATE. The VPS Parties shall have executed and delivered to the CRI Parties, and the CRI Parties shall have executed and delivered to the VPS Parties, a certificate, duly executed by the President and the Chief Financial Officer of Parent and Holdings, or duly executed by the Stockholders and by the President and Chief Financial Officer of the Company, as the case may be, in form and substance reasonably satisfactory to the receiving parties and their counsel, that the conditions specified in Sections 8.2.1, 8.2.2 and 8.2.3 have been satisfied.

                  8.2.5. LEGAL OPINION. The VPS Parties shall have received opinions from Ross Rapaport, Esq., and Bingham Dana LLP, respectively, counsel to the CRI Parties, reasonably satisfactory in form and substance to the VPS Parties and their counsel; and the CRI Parties shall have received an opinion from Foley, Hoag & Eliot LLP, counsel to the VPS Parties, reasonably satisfactory in form and substance to the CRI Parties and their counsel.

                  8.2.6. TAX MATTERS OPINION. The VPS Parties shall have received a favorable opinion from Foley, Hoag & Eliot LLP, special tax counsel to the VPS Parties, and the CRI Parties shall have received a favorable opinion of Bingham Dana LLP, special tax counsel to the CRI Parties, in each case with respect to matters under Section 351 of the Code. In rendering such opinions, counsel shall be entitled to request, receive and rely upon certificates regarding tax matters containing representations, warranties and covenants that are customary for transactions of this nature.

                  8.2.7. DELIVERY OF CERTIFICATE OF MERGER. The obligations of the CRI Parties shall be subject to the condition that the constituent corporations to the Merger shall have duly executed and delivered the Certificate of Merger for filing with the Secretary of State of Delaware.

                  8.2.8. TENDER OF COMPANY COMMON STOCK. The obligations of the VPS Parties shall be subject to the condition that each of the Stockholders shall have tendered his or its certificates evidencing Company Common Stock as described in Section 2.5.1.

                  8.2.9. DELIVERY OF EMPLOYMENT AGREEMENTS BY HOLDINGS OFFICERS. The obligations of the CRI Parties shall be subject to the condition that each of Timothy Fallon and Bruce MacDonald shall have executed and delivered the employment agreements described in Section 7.9. The transactions contemplated hereby shall not have triggered, and shall have no remaining potential to trigger, any contractual obligation on the part of Parent, the Surviving Corporation or any Subsidiary of the Surviving Corporation to make any compensation or other similar payments to the directors, officers or employees of any of them; and neither Parent nor the Surviving Corporation or any Subsidiary of the Surviving Corporation shall have any obligation to provide any severance benefits to any of their employees in connection with any termination of their employment.

                  8.2.10. DELIVERY OF EMPLOYMENT AGREEMENTS BY COMPANY OFFICERS AND LOCK-UP AGREEMENTS BY THE STOCKHOLDERS. The obligations of the VPS Parties shall be subject to the condition that each of Peter Baker, Jack Baker and Henry Baker shall have executed and delivered the employment agreements described in
Section 7.9, and to the further condition that each Stockholder shall have executed and delivered the Lock-Up Agreement described in Section 7.10. Each officer and each member of the board of directors of the Company shall have resigned as an officer or director of the Company, as the case may be, effective as of the Effective Time. The transactions contemplated hereby shall not have triggered, and shall have no remaining potential to trigger, any contractual obligation on the part of Parent, the Surviving Corporation or any Subsidiary of the Surviving Corporation, or the Company to make any compensation or other similar payments to the directors, officers or employees of any of them; and neither Parent nor the Surviving Corporation or any Subsidiary of the Surviving Corporation nor the Company shall have any obligation to provide any severance benefits to any of their employees in connection with any termination of their employment.

                  8.2.11. REAL PROPERTY TRANSFER AND LEASES. The obligations of the VPS Parties shall be subject to the condition that the Company shall have transferred its Watertown, Connecticut facility and the related indebtedness as contemplated by Section 7.8, and the Company shall have entered into the leases described in Section 7.8 effective as of the Closing.

                  8.2.12. PROCEEDINGS AND CLOSING DOCUMENTS SATISFACTORY. All proceedings in connection with the Merger, the Contribution and the other transactions contemplated by this Agreement, and all certificates and documents delivered by the VPS Parties or the CRI Parties pursuant to this Agreement shall be reasonably satisfactory to the CRI Parties or the VPS Parties, as the case may be, and their counsel.

                                    ARTICLE 9

                   SURVIVAL OF REPRESENTATIONS AND WARRANTIES

         9.1. NO SURVIVAL OF REPRESENTATIONS AND WARRANTIES. The respective representations, warranties, covenants, agreements and promises of the parties in this Agreement and any schedule, certificate or other writing delivered pursuant hereto or in connection herewith, other than those that by their terms are to be performed by Parent, the Surviving Corporation, the Company or the Stockholders after the Effective Time or after the Contribution, as the case may be, and other than as set forth in Section 10.2, shall terminate as of, and shall not survive, the consummation of the Merger and the Contribution or the termination of this Agreement. Notwithstanding the foregoing, representations, warranties and covenants in the Tax Matters Certificates shall survive the consummation of the Merger and the Contribution.

                                   ARTICLE 10

                                   TERMINATION

         10.1. TERMINATION EVENTS. This Agreement may be terminated and the Merger abandoned at any time prior to the Effective Time, notwithstanding approval of the stockholders of Holdings:

     (a) by mutual written consent of Holdings and the Company;

     (b) by Holdings if there has been a material breach of any representation, warranty, covenant or agreement contained in this Agreement on the part of the Company or the Stockholders and such breach has not been cured within ten (10) business days after written notice to the Company or the stockholders, as the case may be (provided that neither Parent nor Merger sub is in material breach of the terms of this agreement, and provided further, that no cure period shall be allowed for a breach which by its nature cannot be cured) such that the conditions set forth in Article 8 required to be satisfied on the part of the Company or the Stockholders, as the case may be, will not be satisfied;

     (c) by the Company if there has been a material breach of any representation, warranty, covenant or agreement contained in this Agreement on the part of Parent, Holdings or Merger Sub and such breach has not been cured within ten (10) business days after written notice to parent (provided that neither the Company nor the Stockholders is in material breach of The terms of this Agreement, and provided further, that no cure period shall be allowed for a breach which by its nature cannot be cured) such that the conditions set forth in Article 8 required to be satisfied on the part of Parent, Holdings or Merger Sub, as the case may be, will not be satisfied;

     (d) by any party hereto if: (i) there shall be a final, non-appealable order of a federal or state court in effect preventing consummation of the Merger or the Contribution, or (ii) there shall be any final action taken, or any statute, rule, regulation or order enacted, promulgated or issued or deemed applicable to the Merger or the Contribution by any Governmental Entity which would make consummation of the Merger or the Contribution illegal or which would prohibit Parents ownership or operation of all or a material portion of the business or assets of the Company, or compel Parent to dispose of or hold separate all or a material portion of the business or assets of the Company or Parent as a result of the Merger or the Contribution; or

     (e) by any party hereto if the merger shall not have been consummated by August 31, 2000, provided that the right to terminate this Agreement under this
Section 10.1(e) shall not be available to any party whose failure to fulfill any material obligation under this Agreement has been the cause of, or resulted in, the failure of the Effective Time to occur on or before such date.

         Where  action is taken to  terminate  this  Agreement  pursuant to this
Section 10.1, such action shall be authorized by the board of directors of the party taking such action.

         10.2. EFFECT OF TERMINATION. In the event of termination of this Agreement as provided in Section 10.1 hereof, this Agreement shall forthwith become void and there shall be no liability or obligation on the part of the Parent, Holdings, Merger Sub, the Company, the Stockholders or their respective officers, directors, stockholders or Affiliates, except to the extent that a party hereto is in breach of any of its representations, warranties, covenants or agreements set forth in this Agreement, and provided that the provisions of Sections 6.6 and 7.5 hereof and Articles 9 and 11 hereof shall remain in full force and effect and survive any termination of this Agreement.

                                   ARTICLE 11

                                  MISCELLANEOUS

         11.1. AMENDMENTS AND SUPPLEMENTS. This Agreement may not be amended, modified or supplemented by the parties hereto in any manner, except (i) prior to the Effective Time, to the fullest extent permissible under Section 251(d) of the DGCL, by an agreement in writing signed by Parent, Holdings, Merger Sub, the Company and the Stockholders, and (ii) after the Effective Time, by an agreement in writing signed by Parent and the Stockholders.

         11.2. WAIVER. The terms and conditions of this Agreement may be waived only by a written instrument signed by the party waiving compliance. The failure of any party hereto to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision, nor in any way to affect the validity of this Agreement or any part hereof or the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance. The rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies that any party may otherwise have at law or in equity.

         11.3. GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with, the substantive laws of the State of Delaware, without regard to its principles of conflicts of laws.

         11.4. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered by hand, sent by facsimile transmission with confirmation of receipt, sent via a reputable overnight courier service with confirmation of receipt requested, or mailed by registered or certified mail (postage prepaid and return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice), and shall be deemed given on the date on which delivered by hand or otherwise on the date of receipt as confirmed:

         TO HOLDINGS, PARENT OR MERGER SUB:

                  Vermont Pure Holdings, Ltd.
                  P.O. Box C
                  Route 66, Catamount Industrial Park
                  Randolph, Vermont 05060
                  Facsimile:  (802) 728-4614

                  Attn:  Chairman and Chief Executive Officer

         With a copy to:

                  Dean F. Hanley, Esq.
                  Foley, Hoag & Eliot LLP
                  One Post Office Square
                  Boston, Massachusetts 02109
                  Facsimile:  (617) 832-7000

         TO THE COMPANY:

                  Crystal Rock Spring Water Company
                  1050 Buckingham Street
                  Watertown, Connecticut 06795
                  Facsimile: (860) 945-6246
                  Attn:  President

         With a copy to:

                  Brian Keeler, Esq.
                  Bingham Dana LLP
                  150 Federal Street
                  Boston, Massachusetts  02110
                  Facsimile:  (617) 951-8736

         TO THE STOCKHOLDERS:

                  Henry E. Baker
                  c/o Crystal Rock Spring Water Company
                  1050 Buckingham Street
                  Watertown, Connecticut 06795

                  Peter K. Baker
                  c/o Crystal Rock Spring Water Company
                  1050 Buckingham Street
                  Watertown, Connecticut 06795

                  John B. Baker
                   c/o Crystal Rock Spring Water Company
                  1050 Buckingham Street
                  Watertown, Connecticut 06795

                  Joan A. Baker
                  c/o Crystal Rock Spring Water Company
                  1050 Buckingham Street
                  Watertown, Connecticut 06795

                  Peter K. Baker Life Insurance Trust, Ross S. Rapaport, Trustee 750 Summer Street
                  Stamford, Connecticut 06901

                  John B. Baker Life Insurance Trust, Ross S. Rapaport, Trustee 750 Summer Street

                  Stamford, Connecticut 06901

                  Ross S. Rapaport, Trustee U/T/A dated 12/16/91 F/B/O Joan Baker et al.
                  750 Summer Street
                  Stamford, Connecticut 06901

         With a copy to:

                  Brian Keeler, Esq.
                  Bingham Dana LLP
                  150 Federal Street
                  Boston, Massachusetts  02110
                  Facsimile:  (617) 951-8736

         11.5. ENTIRE AGREEMENT. This Agreement and the documents and instruments and other agreements among the parties hereto as contemplated by or referred to herein constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof, excluding the Mutual Agreement of Confidentiality dated November 8, 1999 by and between Holdings and the Company. Each party hereto acknowledges that, in entering into this Agreement and completing the transactions contemplated hereby, such party is not relying on any representation, warranty, covenant or agreement not expressly stated in this Agreement or in the agreements, certificates and other documents among or between the parties contemplated by or referred to herein.

         11.6. BINDING EFFECT; ASSIGNABILITY. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. This Agreement is not intended to confer upon any person other than the parties hereto (and such parties' respective successors and assigns) any rights or remedies hereunder, except as otherwise expressly provided herein. Neither this Agreement nor any of the rights and obligations of the parties hereunder shall be assigned or delegated, whether by operation of law or otherwise, without the written consent of all parties hereto, except that certain rights and obligations of Merger Sub and the Holdings will by operation of law be assigned and delegated to the Surviving Corporation as a result of the Merger without any further consent hereunder.

     11.7. VALIDITY. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, each of which shall remain in full force and effect.

     11.8. COUNTERPARTS. This Agreement may be executed in one or more counterparts, all of which together shall constitute one and the same agreement.

                                    * * * * *

         IN WITNESS WHEREOF, the parties have caused this Agreement and Plan of Merger and Contribution to be executed as an agreement under seal as of the date first above written.

                           VERMONT PURE HOLDINGS, LTD.

                        By: ____________________________
                                     Title:

                        VP MERGER PARENT, INC.


                        By: ____________________________
                                     Title:

                        VP ACQUISITION CORP.


                        By: ____________________________
                                     Title:

                        CRYSTAL ROCK SPRING WATER COMPANY

                        By: ____________________________
                                     Title:


                                                /S/ HENRY E. BAKER
                                                --------------------------------
                                                HENRY E. BAKER

                                                /S/ JOAN A. BAKER
                                                --------------------------------
                                                JOAN A. BAKER

                                                /S/ PETER K. BAKER
                                                --------------------------------
                                                PETER K. BAKER

                                                /s/ JOHN B. BAKER
                                                --------------------------------
                                                JOHN B. BAKER

                                                /S/
                                                --------------------------------
                                            PETER K. BAKER LIFE INSURANCE TRUST,
                                   ROSS RAPAPORT, TRUSTEE (AND NOT INDIVIDUALLY)

                                                /s/
                                                --------------------------------
                                             JOHN B. BAKER LIFE INSURANCE TRUST,
                                   ROSS RAPAPORT, TRUSTEE (AND NOT INDIVIDUALLY)

                                                /s/
                                                --------------------------------
                                              ROSS RAPAPORT, TRUSTEE U/T/A DATED
                                              12/16/91 F/B/O JOAN BAKER  ET  AL.
                                              (AND NOT INDIVIDUALLY)

                                LIST OF EXHIBITS

Exhibit A                  Certificate of Merger

Exhibit B                  Certificate of Incorporation of Parent

Exhibit C                  By-laws of Parent

Exhibit D                  Table of Cash,  Parent  Stock and  Subordinated Notes
                           Payable to each of the Stockholders

Exhibit E                  Forms of Tax Matters Certificate

Exhibit F                  Watertown Lease

Exhibit G                  Stamford Ground Lease

Exhibit H                  Stamford Building Lease

Exhibit I                  Employment Agreement with Tim Fallon

Exhibit J                  Employment Agreement with Bruce MacDonald

Exhibit K                  Employment Agreement with Peter Baker

Exhibit L                  Employment Agreement with Jack Baker

Exhibit M                  Employment Agreement with Henry Baker

Exhibit N                  Form of Lock-Up Agreement