Form 10-Q
period 2000-07-31
VERMONT PURE HOLDINGS LTD
filed 2000-09-14
CIK 885040

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2000
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

                  Yes        X                                No
                      ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Class                                       September 8, 2000
                  -----                                      -------------------

Common Stock, $.001 Par Value                                     10,294,758

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                       Page Number

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            July 31, 2000 (unaudited) and
            October 30, 1999                                             3

            Consolidated Statements of Operations (unaudited) for
            the Nine Months and Three Months ended July 31, 2000
            and July 31, 1999                                            4

            Consolidated Statements of Cash Flows
            (unaudited) for the Nine Months ended
            July 31, 2000 and July 31, 1999                              5

            Notes to Consolidated Financial Statements
            (unaudited)                                                6 - 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operation                                                  9 - 12

Item 3.     Quantitive and Qualitative Disclosures about
            Market Risk                                                  13

Part II - Other Information                                            14 - 18

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature                                                                19

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   July 31           October 30,
                                                     2000               1999
                                                  ------------       -----------
                                                  (unaudited)
                                     ASSETS
                                    --------
CURRENT ASSETS:
 Cash ($975,000 of the 2000
  balance is restricted)                       $   1,281,980      $     367,018
 Investments - Money Market Fund
  (restricted building                             1,735,029               -
 Accounts receivable                               4,607,922          3,525,238
 Notes Receivable                                       -               975,000
 Inventory                                         2,002,471          2,711,709
 Current portion of deferred tax asset               601,922            601,922
 Other current assets                              1,293,036            781,968
                                                  ----------         -----------
  TOTAL CURRENT ASSETS                            11,522,360          8,962,855
                                                  ----------         -----------
PROPERTY AND EQUIPMENT
 - net of accumulated depreciation                14,632,296         11,122,258
                                                  ----------         -----------
OTHER ASSETS:
 Intangible assets
  - net of accumulated amortization               10,935,643         10,443,207
 Deferred tax asset                                3,182,914          3,182,914
 Other assets                                        130,156            122,996
                                                  ----------         -----------
  TOTAL OTHER ASSETS                              14,248,712         13,749,117
                                                  ----------         -----------
TOTAL ASSETS                                   $  40,403,368      $  33,834,230
                                                  ==========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                              $   3,403,055      $   3,443,208
 Current portion of customer deposits                 45,616             45,033
 Accrued expenses                                  1,125,390            851,371
 Current portion of long term debt                 1,491,537          1,414,930
 Current portion of obligations
  under capital leases                               159,056            180,589
                                                  ----------         -----------
  TOTAL CURRENT LIABILITIES                        6,224,653          5,935,131
 Long term debt                                    5,492,221          1,663,893
 Long term obligations under capital leases          316,345            379,583
 Line of credit                                   14,249,000         11,689,792
 Long term portion of customer deposits              866,720            684,334
                                                  ----------         -----------
  TOTAL LIABILITIES                               27,148,939         20,352,733
                                                  ----------         -----------
STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value, 500,000
 authorized shares, none issued and outstanding
 shares at July 31, 2000
 Common stock - $.001 par value, 50,000,000
 authorized shares, 10,344,758 issued and
 outstanding shares at July 31, 2000 and
 10,339,758 at October 30, 1999                       10,345             10,340

 Paid in capital                                  23,208,969         23,197,724
 Accumulated deficit                              (9,796,136)        (9,557,817)
 Treasury stock, at cost, 50,000 shares             (168,750)          (168,750)
                                                  ----------         -----------
TOTAL STOCKHOLDERS' EQUITY                        13,254,429         13,481,497
                                                  ----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  40,403,368      $  33,834,230
                                                  ==========         ===========


                 See notes to consolidated financial statements.

                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three months ended                 Nine Months Ended
                                    July 31,          July 31,         July 31,           July 31,
                                -------------     -------------     ------------      -------------
                                     2000              1999             2000               1999
                                -------------     -------------     ------------      -------------
                                  (unaudited)      (unaudited)       (unaudited)       (unaudited)

SALES                           $  10,158,368     $   9,432,119     $ 24,806,803      $  23,112,438
COST OF GOODS SOLD                  4,675,045         3,682,347       10,219,169          8,666,220
                                -------------     -------------     ------------      -------------
GROSS PROFIT                        5,483,323         5,749,772       14,587,633         14,446,218
                                -------------     -------------     ------------      -------------
OPERATING EXPENSES:
 Selling, general
  and administrative expenses       4,062,463         3,511,264       11,412,755          9,364,321
 Advertising expenses                 851,867           818,407        1,982,896          2,366,258
 Amortization                         185,073           146,773          526,409            450,199
                                -------------     -------------     ------------      -------------
TOTAL OPERATING EXPENSES            5,099,403         4,476,444       13,922,060         12,180,778
                                -------------     -------------     ------------      -------------
INCOME FROM OPERATIONS                383,920         1,273,328          665,574          2,265,440
                                -------------     -------------     ------------      -------------
OTHER INCOME (EXPENSE):
 Interest                            (442,505)         (272,436)      (1,176,779)          (753,752)
 Miscellaneous                           -               12,110          272,887             12,110
                                -------------     -------------     ------------      -------------
TOTAL OTHER EXPENSE                  (442,505)         (260,326)        (903,892)          (741,642)
                                -------------     -------------     ------------      -------------
NET INCOME (LOSS)               $     (58,585)   $    1,013,002    $    (238,319)    $    1,523,798
                                -------------     -------------     ------------      -------------
NET INCOME (LOSS)
 PER SHARE - BASIC              $       (0.01)   $         0.10    $       (0.02)    $         0.15
                                ==============   ==============    ==============    ==============

NET INCOME (LOSS)
 PER SHARE - DILUTED            $       (0.01)   $         0.09    $       (0.02)    $         0.14
                                ==============   ==============    ==============    ==============

Weighted Average
 Shares Used in
 Computation - Basic               10,290,591        10,259,758       10,290,036         10,255,917
                                =============    ===============   ==============    ==============
Weighted Average Shares
 Used in Computation -
 Basic/Diluted                     10,290,591        10,758,862       10,290,036         10,816,068
                                ==============   ===============   ==============    ==============

                 See notes to consolidated financial statements.


                  VERMONT PURE HOLDINGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                            --------------------------------
                                                                               July 31,           July 31,
                                                                                 2000               1999
                                                                            -------------      -------------
                                                                              (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                                          $   (238,319)      $  1,523,798
 Adjustments  to  reconcile  net income
  (loss) to net cash  provided  by
  operating activities:
  Depreciation                                                                 1,381,523          1,021,115
  Amortization                                                                   526,409            450,199
  (Gain) on settlement of note receivable                                       (295,000)                 -
  (Gain) loss on disposal of property and equipment                              (67,637)                 -
  Changes in assets and liabilities (net of effect of acquisitions):
   (Increase) Decrease in accounts receivable                                 (1,082,684)        (1,469,336)
   (Increase) Decrease in inventory                                              709,238            319,330
   (Increase) in other current assets                                           (511,068)          (296,577)
   (Increase) Decrease in other  assets                                       (1,026,005)           144,255
   (Decrease) in accounts payable                                                (40,153)          (638,892)
   Increase in customer deposits                                                 182,969            298,498
   (Decrease) Increase in accrued expenses                                       274,019            326,027
                                                                            -------------      -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (186,707)         1,678,416
                                                                            -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                  (2,261,856)        (1,839,615)
   Purchase of property, plant and equipment from Bond Financing              (2,390,395)                 -
   Purchase of Money Market Investment from Bond Financing                    (4,125,424)                 -
   Reduction of Money Market Investment Account                                2,390,395                  -
   Proceeds from sale of fixed assets                                             92,310                  -
   Collection of note receivable                                               1,270,000                  -
   Cash used for acquistions                                                    (263,983)          (339,665)
                                                                            -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                         (5,288,952)        (2,179,280)
                                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of line of credit                                                  2,559,208          1,966,642
   Proceeds from debt                                                          4,295,881            479,895
   Principal payment of debt                                                    (475,718)          (635,939)
   Sale of common stock                                                           11,250             37,720
                                                                            -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      6,390,622          1,848,318
                                                                            -------------      -------------
NET INCREASE  IN CASH                                                            914,962          1,347,454
                                                                            -------------      -------------
CASH - Beginning of period                                                       367,018            161,271
                                                                            -------------      -------------
CASH  - End of period                                                      $   1,281,980      $   1,508,725
                                                                            =============      =============
Cash paid for interest                                                     $   1,046,747      $     753,752
                                                                            =============      =============
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Equipment acquired under capital leases                                 $     145,844      $     131,913
                                                                            ==============     ==============

              See notes to consolidated financial statements.
                                       5

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

2.       FISCAL YEAR/QUARTER END

         Since 1994, the Company has used the "4-4-5" method to determine its fiscal months, quarters and years. Effective April 30, 2000, it began to use the regular calendar to determine the financial cut-off times for these periods. The reason for this change is to accommodate a future significant acquisition and to be more compatible with software used in the operation of the business.

3.       INVESTMENT - MONEY MARKET

         A money market account has been set up for undisbursed funds relating to the Vermont Economic Development Authority Bond issuance (see note
         4). The funds have been invested in First Union's Evergreen Money Market account and administered by First Union, the Bond trustee. These funds are restricted for the expenditures related to the purchase of building and equipment.

4.       LONG TERM DEBT

          The Company amended and restated its five-year revolving credit agreement with First Union National Bank and KeyBank National Association on January 28, 2000. The facility was increased to $25 million from $15 million under the terms and conditions of the agreement. The Company and First Union modified the credit agreement to waive non-compliance by the Company with a single financial covenant as of July 31, 2000. The interest rate on funds borrowed under the agreement is LIBOR plus 2.5%. Pursuant to the proposed merger agreement as discussed in Note 8 the Company executed a commitment letter with another institution which, if consumated will replace the existing agreement with First Union National Bank and KeyBank National Association. As of the end of the quarter, the
          Company  had  fixed  the  rate  of  interest  on   $7,500,000  of  its
          outstanding debt at 8.43%. In conjunction with the facility, the Company entered into a Letter of Credit with First Union for $4,300,000 to secure bonds issued for the same amount by the Vermont Economic Development Authority. The Company pays a 2% annual fee of the Letter of Credit amount. As of July 31, 2000, exclusive of the Letter of Credit, the Company had borrowed $13,999,000 pursuant to this agreement and $2,390,000 had been disbursed from the bond proceeds. The Bonds were issued as two series designated as Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure Springs, Inc. Project) 1999 Series A 20 year bonds and Variable Rate Demand/Fixed Rate Revenue Bonds (Vermont Pure Springs, Inc. Project) 1999 Series A-T (Taxable) 10 year bonds. The Series A Bonds were issued for $3,195,000 and mature on January 1, 2020 and the Series A-T Bonds were issued for $1,105,000 and mature on January 1 2011. The "Floating Rate" is a variable rate of interest equal to the minimum rate of interest necessary, in the sole judgment of the Remarketing Agent (First Union Securities, Inc.), to sell the Bonds on any Business Day at a price equal to the principal amount thereof, exclusive of accrued interest, if any, thereon. Interest is determined on a weekly basis and is payable on the first of every month.

5.       LEGAL PROCEEDINGS

a) In connection with litigation with its largest spring water source, Pristine Mountain Springs, the Company reached a settlement on December 1, 1999. As part of the settlement, the owner of the spring and its affiliate paid $1,270,000 to the Company and acknowledged the Company's rights under the amended water supply contract and right of first refusal to purchase the spring site. In order to obtain the rights to the supply contract, the Company had previously issued a $975,000 non-interest bearing convertible debenture to the original creditor of the owner of the spring and its affiliate. Settlement of the transaction resulted in miscellaneous income being recorded for the period.

                           Cash Settlement                          $ 1,270,000
                           Less: Debt Assumed                           975,000
                           Less: Legal Fees                              22,113
                                                                  --------------
                           Total Miscellaneous Income              $    272,887
                                                                    ============

b) On July 27, 2000 the Company filed a lawsuit in Vermont Federal Court against Descartes Systems/Endgame Solutions for non-performance of the professional services agreement between the two companies. In the suit Vermont Pure alleges that the vendor did not adequately perform the services rendered in connection with approximately $500,000 of unpaid billings. To date, Descartes Systems/Endgame Solutions has not responded to the complaint.

6.       INTEREST RATE HEDGE

         On May 2, 2000, the Company signed a three-year "swap" agreement with the KeyBank National Association to fix the interest rate on $5,000,000 of the Company's debt. The agreement fixes the variable LIBOR rate portion of the debt at 7.13%. As of July 31, 2000 the Company's total interest rate spread was 2.5% over LIBOR. Consequently, the agreement currently fixes the portion of the debt at 9.63%.

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

8.       PROPOSED MERGER

         On May 5, 2000 Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution with Crystal Rock Spring Water Company. Crystal Rock is a privately held company. The agreement provides for the formation of a new publicly held holding company, also to be known as Vermont Pure Holdings, Ltd., that will own the two businesses. Existing shareholders of Vermont Pure will receive stock of the new holding company on a 1-for-1 basis.

         The consideration to be paid is approximately $64.9 million, consisting of not less than $9.5 million in cash, stock of Vermont Pure valued at $31.1 million for purposes of the transaction, 12% subordinated notes due 2007 of Vermont Pure in the original principal amount of $22.6 million, and the assumption by Vermont Pure of $1.7 million in debt. The stock price of Vermont Pure for purposes of the merger will be determined prior to the closing but according to the agreement, can range from $2.80 per share to $3.15 per share. As a result, the number of shares that will be issued will be from approximately 11.1 million to approximately 9.9 million shares, depending on the price.

         The transaction requires the approval of the stockholders of Vermont Pure and is subject to bank financing. In conjunction with the merger agreement, the Company executed a commitment letter with Webster Bank of Waterbury, Connecticut that provides for up to $36 million in financing for the cash portion of the purchase price, consolidation of the existing debt of both companies (including $1.7 million of Crystal Rock indebtedness), and post-merger working capital.

         In connection with the merger, the Company will hold a shareholders meeting on October 5, 2000 for shareholders of record on August 30. If the shareholders approve the merger, it is expected to be closed concurrently with the bank financing shortly thereafter.

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

                              Results of Operations

Sales - Sales for the first nine months of fiscal year 2000 were $24,807,000, an increase of $1,695,000 or 8% over the sales of $23,112,000 for the corresponding period last year. Sales for the third quarter of fiscal year 2000 were $10,158,000, an increase of $726,000 or 8% over sales of $9,432,000 for the corresponding period last year. In total, 14,034,000 gallons of water were sold at an average price $1.34 per gallon compared to 12,721,000 gallons at an average price of $1.46 for the corresponding period a year ago. Net of acquisitions, sales increased 5% for the nine-month period compared to the corresponding period a year ago.

Sales for retail-size products decreased $1,139,000 or 11%, for the nine months of fiscal year 2000 compared to the corresponding period a year ago. Sales increased $23,000 or 1%, for the third quarter of fiscal 2000 compared to the corresponding period a year ago. In the category, 6,486,000 gallons were sold at an average price of $1.69 per gallon compared to 6,416,229 gallons at 1.87 per gallon for the comparable period a year ago. For the first three quarters of the year, the Vermont Pure brand sales were down 32% while Hidden Spring and Private Label brands were up 47% and 10% respectively. The decline in the Vermont Pure brand reflects the major changes in the Company's distribution system for that brand while the channels for the other categories remained largely unchanged. The decrease in sales can be attributable to lower selling prices to secure competitive distribution channels to replace a major distributor relationship in April of 1999. In addition, an unseasonably cool, rainy summer negatively impacted overall beverage sales in the Northeastern United States. Decreases in average selling prices were partially offset by lower promotional spending as described in further detail below.

Sales for the home and office category increased $2,947,290 or 27%, for the first nine months of fiscal year 2000 compared to the corresponding period of the prior year. Net of acquisitions, sales increased 20% for the nine-month period compared to the corresponding period a year ago. Sales increased $874,397 or 21%, for the third quarter of fiscal year 2000 compared to the corresponding period of the prior year. In gallonage, sales increased for the comparable nine-month periods from 6,304,000 gallons to 7,548,000 from 1999 to 2000 while the average price per gallon remained the same at $1.05. The respective sales increases in this category for the first nine months and third quarter of 2000 were attributable to market growth and expansion and acquisitions. The Company has continued its acquisition strategy during the period. Acquisitions made in the last twelve months have been relatively small in sales volume but geographically important.

Cost of Goods Sold - For the first nine months of fiscal 2000, Cost of Goods Sold was $10,219,000 compared to $8,666,000 for the same period in fiscal year 1999. Resulting gross profits were $14,588,000, or 59% of sales, and $14,446,000, or 63% of sales, for the two respective periods. For the third quarter of 2000, Cost of Goods Sold was $4,675,000 compared to $3,682,000 for the same period in fiscal 1999 resulting in gross profits of $5,483,000, or 54% of sales, and $5,750,000 or 61% of sales. The increase in gross profit for nine-month period was due to the increase in sales. The increase in sales can be attributed solely to the delivery of home and office products, which in general, is the Company's highest margin line. The decrease in gross profit for the third quarter can be attributed to lower then expected sales from the retail sized products. The decrease in gross profit as a percentage of sales is a result of lower average sales prices combined with higher raw material pricing of the retail-size product. Raw material pricing, particularly for the Company's retail-size line of products, has fluctuated since mid-1999 as a result of commodity pricing. Over this period, the Company has been successful at mitigating these increases by modifying its packaging and increasing production efficiencies but average cost per case has still increased about 3%. However, the stability of these costs cannot be guaranteed. Significant price fluctuations in the future could result in corresponding positive or negative effects on cost of goods sold and gross profit.

Operating Expenses - For the first nine months of fiscal year 2000 compared to the corresponding period in fiscal year 1999, total operating expenses were $13,922,000 and $12,181,000, an increase of $1,741,000 or 15%. For the third quarter, operating expenses were $5,099,000 in 2000 compared to $4,476,000 in 1999, an increase of $623,000, or 14%. Selling, general and administrative expenses increased by $2,048,000 or 22%, for the first nine months of fiscal 2000 and $551,000 or 16% for the third quarter of fiscal 2000 compared to the corresponding periods a year ago. The increase in these costs was primarily due to the addition of the operating costs to grow the home and office delivery business and build inventory for the retail-size products to supply customer demand throughout the peak summer sales season. Specifically, non-recurring operating costs related to the home and office category growth are:

o Costs associated with integrating PET sales into the home and office distribution network in the geographic areas that were previously covered by outside distributors.

o In anticipation of the Crystal Rock transaction, the consolidation of sales and distribution systems resulting from acquisitions have been delayed. This includes the cost of warehouses, route operations, and personnel. As a consequence, the benefits of cost reduction from consolidation have not yet been achieved.

o        Increased administration of implementing a new software system.

Costs to build inventory are outside warehouse rent and handling fees, freight to the outside location, and the freight cost inefficiencies of double handling product between the bottling plant and the customer. Advertising and promotional expense decreased $383,000, or 17%, and increased $33,000, or 4%, during the nine-month and third quarter periods of 2000, respectively, compared to the corresponding periods last year. The Company's advertising and promotion is predominantly associated with the sales of the retail-size packages. As mentioned above, the pricing environment for these products has changed such that the Company's distributors seek price discounts instead of advertising and promotion support. During the nine months and third quarter of 2000 the Company's aggregate per case expense decreased $.26 and $.03 per case for the comparable periods in the prior year. Nevertheless, due to the competitive nature of the industry, the Company anticipates that it will continue to spend significant amounts in the future for advertising and promotion as it continues to develop brand recognition and increase market penetration but can give no assurances that increases in spending will result in higher sales. For the first nine months and third quarter of fiscal year 2000, amortization increased $76,000 and $38,000 respectively, from the same periods a year ago as a result of increased goodwill from new acquisitions.

Income From Operations - Profit from operations for the first nine months of fiscal 2000 was $666,000 as compared to $2,265,000 for the corresponding period last year, a decrease of $1,599,000. Income from operations for the third quarter of fiscal 2000 was $384,000 compared to $1,273,000 for the corresponding period last year, a decrease of $889,000. The decrease is attributable to lower sales in the retail-size category combined with an increase in raw material costs and logistics costs of storing product. The Company plans to continue to create brand awareness and to find alternate distribution channels for its retail-size product and expand its less seasonal home and office distribution business.

Other Income/Expense - Net interest expense increased $423,000 or 57% and $170,000 or 63% for the first nine months and third quarter of fiscal year 2000, respectively, compared to the corresponding periods in fiscal year 1999. The increase in interest expense was a result of increased borrowing to fund operations as a result of lower operating profits, to build inventory, to add additional plant and equipment, to finance acquisitions, and higher interest rates. Miscellaneous income reflects the cash settlement in the Pristine Mountain Springs litigation, less the related assumed debt and the related legal costs. For more information, see Note 5 to the enclosed financial statements.

Net Income/Loss- The Company's net loss for the first nine months of fiscal year 2000 was $238,000 compared to a net profit of $1,524,000 for the corresponding period last year. The net loss for the third quarter of fiscal 2000 was $59,000 compared to a net profit of $1,013,000 for the same quarter in 1999. The net loss for the quarter and the year to date are attributable to lower operating results combined with higher interest costs.

                         Liquidity and Capital Resources

The net decrease in cash for the nine months ended July 31, 2000 was largely to fund operating losses and payment of debt. A significant amount of cash has been expended for capital improvements. $4,652,000 has been used primarily for expansion of the building that houses the Company's main bottling facility, new production equipment, and hardware and software to support the home and office delivery system.

As of July 31, 2000, the Company had working capital of $5,298,000 compared to $3,028,000 on October 30, 1999. The increase in working capital of $2,270,000 reflects, primarily, an increase in cash of $2,710,000 for specified restricted uses. Of this total, $1,735,000 is being held as proceeds from the bonds issued for new building and equipment and $975,000 is being held as collateral for a mandatory convertible debenture scheduled for conversion by September, 2001. As of July 31, 2000, the Company had disbursed $2,390,000 of the total $4,300,000 in bond proceeds and borrowed $14,249,000 under its credit agreement with First Union and Key Banks compared to $844,000 of the line at the beginning of the fiscal year. As of October 30, 1999, $11,690,000 was outstanding under the First Union agreement. Proceeds from the increased debt were used for new building and equipment, acquisitions, seasonal inventory build, and working capital. The maximum amount available to borrow under the First Union facility is $25,000,000 subject to certain conditions and covenants. The facility is secured by all of the assets of the Company and expires January 2004. The Company and First Union modified the credit agreement to waive non-compliance by the Company with a single financial covenant as of July 31, 2000.

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

On May 5, 2000, Vermont Pure Holdings, Ltd. entered into an Agreement and Plan of Merger and Contribution with Crystal Rock Spring Water Company of Watertown, Connecticut. More details are provided in footnote 8 to the financial statements included herewith. In conjunction with the potential merger the Company signed a letter of intent with Webster Bank of Waterbury, Connecticut. The commitment provides for up to $36 million of financing for the cash portion of the purchase price, to consolidate the existing debt of both companies, and post-merger working capital.

PART I - Item 3

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices related to packaging materials.

Interest Rate Risks - On July 31, 2000, the Company had $14,500,000 outstanding on its credit facility with First Union and Key Banks at LIBOR plus 2.5%. As of July 31, 2000, LIBOR was 6.63%. The Company pays a stepped fixed interest rate, subject to changes in the LIBOR spread pursuant to the agreement, on $7,500,000 of the facility. This interest rate was 8.63% on August 2, 2000. On May 2, 2000 the Company entered into an agreement to fix $5,000,000 of debt at 9.63%, subject to changes in the LIBOR spread, for three years. In addition, it had committed to repay $4,300,000 of bonds issued by the Vermont Economic Development Authority at variable rates for taxable and non-taxable issues. Bond interest rates are variable based on weekly rates established for the taxable and non-taxable issues which on August 2, 2000 were 6.7% and 4.3%, respectively. The Company pays an annual letter of credit fee of 2% to secure the bonds. The company also has miscellaneous loans totaling at variable interest rates. Consequently, after considering the Company's fixed rate instruments, a hypothetical 100 basis point increase in market rates would result in approximately $70,000 of interest expense on an annualized basis.

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

Item 1 - Legal Proceedings

         In March of 1999, the Company contracted with Descartes Systems Group, Inc. ("Descartes"), an Ontario corporation, to provide professional services related to the design, installation, maintenance, operation and training for computer hardware and software. The computer hardware and software was marketed to the Company as a product that would provide computerized management of the Company's direct distribution through its delivery network, and associated billing and accounting.

On July 27, 2000, the Company filed a lawsuit against Descartes and an affiliate of Descartes entitled Vermont Pure Holdings, Ltd. v. Descartes Systems Group, Inc. and Endgame Systems, Inc. f/k/a DSD Solutions, Inc., in the United States District Court for the District of Vermont. The action is docketed as Civil Action No. 2:00-CV-269. The Company has sought monetary damages against Descartes and Endgame in an amount exceeding $100,000 for the Company's losses associated with failures of the systems and services provided by the defendants. In addition, the Company has sought a Declaratory Judgment invalidating the defendant's demand for payments in the amount of $411,841.10.

         As of the date of this disclosure, the defendants have not yet answered the Company's lawsuit. The Company intends to vigorously prosecute the lawsuit. The Company has made alternative arrangements for performing the functions that were associated with the services of the defendants.

Item 2 - Changes in Securities

(a)      None

(b)      None

(c)      None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders
------

On May 2, 2000 the Company held its annual shareholders meeting a 1:30 p.m. at the Radisson Hotel, in Burlington, Vermont. There was one matter of business requiring shareholder vote, election of directors.

A total of 8,548,438 votes were cast and the following directors were elected to one year terms with the corresponding vote tally:

                               "For"         "Withheld"
 Frank G. McDougall           8,501,998        46,440
 Timothy G. Fallon            8,501,998        46,440
 Robert C. Getchell           8,501,998        46,440
 David R. Preston             8,501,998        46,440
 Norman E. Rickard            8,501,998        46,440
 Beat Schlagenhauf            8,501,998        46,440
 Richard S. Worth             8,501,998        46,440
 Phillip Davidowitz           8,501,998        46,440

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibit
      Number               Description

2.1 Agreement and Plan of Merger and Contribution dated as of May 5, 2000 among the Registrant, VP Merger Parent, Inc., VP Acquisition Corp., Crystal Rock Spring Water Company and its stockholders.

          Exhibits to the merger agreement, appear as Exhibits to the form S-4 Registration Statement, filed by VP Merger Parent, Inc., file number 333-45226, on September 6, 2000.

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

10.1* Employment Agreement between the Registrant and Timothy G. Fallon dated as of November 1, 996. (Incorporated by reference from exhibit
          10.1 of form10-KSB for fiscal year ended October 25, 1997-File No. 1-11254.)
                                       15

10.2* Amendment to the November 1, 1996 Employment Agreement between the Registrant and Timothy G. Fallon dated November 1, 1999.

10.3* Employment Agreement between the Registrant and Bruce S. MacDonald dated as of November 1, 1997. (Incorporated from Exhibit 10.2 of form 10-KSB for fiscal year ended October 25,1999-File No. 1-11254)

10.4*     Stock  Option   Agreement   between   Registrant   and  Mr  .  Fallon.
          (Incorporated by reference from Exhibit 10.7 of form 10-K for fiscal year ended October 28, 1994, File No. 1-11254.)

10.5      1993 Performance Equity Plan.  (Incorporated by reference from Exhibit
          10.9 of Registration Statement 33-72940.)

10.6 Stock Purchase Agreement between the Registrant and Carolyn Howard relating to the acquisition of A.M. Fridays, Inc. dated July 16, 1997. (Incorporated by reference from Exhibit 10.1 of the report on Form 8-K dated September 11, 1997.)

10.7 Stock Purchase Agreement between the Registrant and David Eger dated August 27, 1997 relating to Excelsior Spring Water Co.("Excelsior"). (Incorporated by reference from exhibit 10.1 of the report on from 8-K dated September 1, 1997.)

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

10.22 Loan Purchase Agreement to spring source dated September 30,1999 between the Registrant and Marcon Capital Corporation. (Incorporated by reference from Exhibit 10.26 of form 10-K for fiscal year ended October 30, 1999, File No.1-11254).

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

10.27 Settlement Agreement between Registrant and Pristine Mountain Springs, Amsource LLC, Barton Lord and Ronald Colton dated December 1, 1999. (Incorporated by reference from Exhibit 10.31 of the report on form 10Q fourth quarter ended January 29, 2000).

10.28 Amended and Restated Spring Water License and Supply Agreement between Registrant and Mountain Springs, Amsource LLC, Barton Lord and Ronald Colton dated December 5, 1999. (Incorporated by reference from Exhibit
          10.31 of the  report on form 10Q  fourth  quarter  ended  January  29,
          2000).

27.1     Financial Data Schedule

(b)      No reports on Form 8-K were filed for the quarter ended July 31, 2000.

              * Relates to Compensation

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:            September 14, 2000
                  Randolph, Vermont




                                  VERMONT PURE HOLDINGS, LTD.




                                  By:/s/ Bruce S. MacDonald
                                     Bruce S. MacDonald
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer and Principal
                                     Financial Officer)